Form 10-Q
period 1995-06-30
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1995-08-10
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

                          Commission File No. 0-15511

                      Berry and Boyle Development Partners
                     (A Massachusetts Limited Partnership)
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2895800
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   57 River Street, Wellesley Hills, MA 02181
              (Address of principal executive offices) (Zip Code)

                                 (617) 237-0544
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
















                         PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS



                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      ---------------

                                     ASSETS
                                                                                              June 30,
                                                                                                1995         December 31,
Property, at cost (Notes 2, 3, 5, and 6):                                                   (Unaudited)           1994
                                                                                            -----------           ----
  Land                                                                                         $5,110,277        $5,110,277
  Buildings and improvements                                                                   15,561,584        15,561,584
  Equipment, furnishings and fixtures                                                           1,315,231         1,305,337

                                                                                               21,987,092        21,977,198
  Less accumulated depreciation                                                               (4,119,810)       (3,923,245)

                                                                                               17,867,282        18,053,953

Cash and cash equivalents (Notes 2 and 4)                                                         219,288           176,028
Short-term investments (Note 2)                                                                   792,473           983,455
Real estate tax escrows                                                                            28,118            28,115
Deposits and prepaid expenses                                                                       6,010            10,138
Accounts and interest receivable                                                                    3,510          -
Investment in partnership (Notes 2 and 6)                                                         353,512           361,061
Deferred expenses, net of accumulated
  amortization of $263,769 and $251,449 (Note 2)                                                   50,541            62,867

         Total assets                                                                         $19,320,734       $19,675,617

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 7)                                                                 8,786,619         8,838,924
Accounts payable and accrued expenses                                                             152,072           209,932
Due to affiliates (Note 9)                                                                          2,221            10,928
Rents received in advance                                                                        -                    6,483
Tenant security deposits                                                                           70,920            76,863

         Total liabilities                                                                      9,011,832         9,143,130

Partners' equity (Note 8)                                                                      10,308,902        10,532,487

        Total liabilities and partners' equity                                                $19,320,734       $19,675,617







                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                       -------------

                                                                               Three Months Ended         Six Months Ended
                                                                            June 30,                          June 30,
                                                             1995             1994             1995              1994
                                                             -----            -----            -----             ----
Revenue:
  Rental income                                                $610,352          620,123       $1,216,518        $1,255,185
  Interest income                                                14,501            9,411           29,662            18,586
  Other income                                                   15,252           13,645           31,801            26,700

        Total revenue                                           640,105          643,179        1,277,981         1,300,471

Expenses:
  General and administrative (Note 9)                            47,763           39,397           89,720            74,475
  Operations                                                    258,509          246,036          512,929           466,080
  Depreciation and amortization                                 104,445          105,227          208,889           210,735
  Interest                                                      206,368          208,769          413,342           418,089
  Equity in loss (income) from partnership (Note 6)               1,269            1,927          (1,969)               154

        Total expenses                                          618,354          601,356        1,222,911         1,169,533

Net income (loss)                                               $21,751          $41,823          $55,070          $130,938

Net income (loss) allocated to:
  General Partners                                                 $435             $836           $1,101            $2,619

  Per unit of Investor Limited
    Partner interest:
       36,411 units issued                                         0.59             1.13             1.48              3.52







                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)
                                                       -------------

                                                                                              Investor           Total
                                                                             General          Limited          Partners'
                                                                             Partners         Partners           Equity

Balance at December 31, 1993                                                   ($57,273)      $11,076,979       $11,019,706

Cash distributions                                                              (14,304)        (700,911)         (715,215)

Net income                                                                         4,560          223,436           227,996

Balance at December 31, 1994                                                    (67,017)       10,599,504        10,532,487

Cash distributions                                                               (5,573)        (273,082)         (278,655)

Net income                                                                         2,754           52,316            55,070

Balance at June 30, 1995                                                       ($69,836)      $10,378,738       $10,308,902











                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                                       -------------
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                               1995              1994
                                                                                               -----             ----
Cash flows from operating activities:
  Interest received                                                                               $29,662           $20,303
  Cash received from rents                                                                      1,204,092         1,239,804
  Cash received from other income                                                                  31,801            26,700
  Administrative expenses                                                                       (111,016)          (94,906)
  Rental operations expenses                                                                    (563,033)         (446,806)
  Interest paid                                                                                 (413,544)         (418,273)

Net cash provided by operating activities                                                         177,962           326,822

Cash flows from investing activities:
  Purchase of fixed assets                                                                        (9,894)          -
  Cash received from short-term investments                                                       190,982           194,029
  Distributions from partnership                                                                    9,520            14,450

Net cash provided (used0 by investing activities                                                  190,608           208,479

Cash flows from financing activities:
  Distributions to partners                                                                     (278,655)         (436,560)
  Deposits and prepaid expenses                                                                     5,650              (95)
  Principal payments on mortgage note payable                                                    (52,305)          (47,269)

Net cash provided (used) by financing activities                                                (325,310)         (483,924)

Net increase (decrease) in cash and cash equivalents                                               43,260            51,377

Cash and cash equivalents at beginning of period                                                  176,028           214,586

Cash and cash equivalents at end of period                                                       $219,288          $265,963






                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                                       -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                                1995              1994
                                                                                                ----              ----
Net income (loss)                                                                                 $55,070          $130,938
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                                     208,889           210,735
Equity in loss from partnership                                                                   (1,969)               154
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Increase in real estate tax escrow                                                                (3)               (3)
    Decrease (increase) in accounts
      and interest receivable                                                                     (3,510)             1,717
    Decrease (increase) in prepaid expenses                                                       (1,842)          -
    Increase (decrease) in rents received in advance                                              (6,483)           (9,923)
    Increase (decrease) in accounts
      payable and accrued expenses                                                               (57,861)          (11,885)
    Increase (decrease) in due to affiliates                                                      (8,386)            10,547
    Increase (decrease) in tenant security deposits                                               (5,943)           (5,458)

Net cash provided by operating activities                                                        $177,962          $326,822


                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------




1.  Organization of Partnership:

Berry and Boyle Development Partners (A Massachusetts Limited Partnership) (the "Partnership"), was formed on October 23, 1985. Berry and Boyle Management ("Management"), a California Limited Partnership, and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At December 31, 1993, the total number of Limited Partners was 2,035. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1995 and 1994.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or by the dissolution and liquidation of the joint ventures.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Canyon View Joint Venture and Broadmoor Pines Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates.

         The Partnership follows the accrual method of accounting.

         B.  Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         C.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                            40 years
                  Equipment, furnishings and fixtures                    5 years

         D.  Deferred Expenses

         Costs of obtaining various mortgages on the properties are being amortized over the term of the related mortgage notes payable using the straight-line method. Buy down fees relating to permanent loan refinancings (see Note 7) are being amortized over a three year period. Any unamortized costs remaining at the date of a refinancing are expensed in the year of refinancing.

         E.  Offering Costs

         Costs in connection with the offering of Units were charged to Limited Partners' equity upon the sale of the related Units.

         F.  Income Taxes

         No provision is made for income taxes since the Partners are required to include on their tax returns their pro rata share of the Partnership's taxable income or loss. If the Partnership's tax returns are examined by the Internal Revenue Service or a state taxing authority, and such an examination results in a change in partnership taxable income or loss, such change will be reported to the Partners.

         G.  Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.




3.  Property:

Property, at cost, consisted of the following at June 30, 1995:

                                          Initial Cost                                     Costs Capitalized
                                         to Partnership                                Subsequent to Acquisition

                                           Buildings       Equipment,                   Buildings     Equipment,
        Property                              and          Furnishings                     and        Furnishings
      Description            Land         Improvements     & Fixtures        Land      Improvements   & Fixtures

Canyon View at Ventana,
  a 168-unit residential
  rental complex located
  in Tucson, Arizona       $2,932,796         $8,591,969       $719,461      $15,947        $10,095        $30,161

Broadmoor Pines, a 108-unit
  residential rental
  complex located in
                            2,148,811          6,891,420        559,282       12,723         68,100          6,327

                           $5,081,607        $15,483,389     $1,278,743      $28,670        $78,195        $36,488

Depreciation expense for the six months ended June 30, 1995 and 1994 and accumulated depreciation at June 30, 1995 and December 31, 1994 consisted of the following:

                                                                                        Accumulated Depreciation
                                                                                        June 30,         Dec. 31,
                                               1995             1994                      1995           1994
Buildings and improvements                     $194,672       $195,000                  $2,826,521     $2,631,849
Equipment, furnishings and fixtures               1,894          3,411                   1,293,290      1,291,396

                                               $196,566       $198,411                  $4,119,811     $3,923,245

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 7).


3.
Property (continued):

Property, at cost, consisted of the following at June 30, 1995:

                                                                     Gross Amount at Which Carried
                                                                  at Close of Period

                                              Buildings        Equipment,
        Property                                 and          Furnishings                      Accumulated
      Description              Land          Improvements      & Fixtures        Total        Depreciation

Canyon View at Ventana,
  a 168-unit residential
  rental complex located
  in Tucson, Arizona          $2,948,743         $8,602,064        $749,622     $12,300,429      $2,398,483

Broadmoor Pines, a 108-unit
  residential rental
  complex located in
 Colorado Springs,             2,161,534          6,959,520         565,609       9,686,663       1,721,327
Colorado

                              $5,110,277        $15,561,584      $1,315,231     $21,987,092      $4,119,810


4.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1995 and December 31, 1994 consisted of the following:

                                                    June 30,        December 31,
                                                      1995              1994
Cash on hand .............................           $ 15,296           $ 26,000
Money market accounts ....................            203,992            150,028
                                                     --------           --------

                                                     $219,288           $176,028
                                                     ========           ========

5.  Joint Venture and Property Acquisitions:

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1995, the Partnership has contributed total capital of $6,715,984 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

Net cash from operations (as defined in the joint venture agreement) will be distributed as available to each joint venture partner not less often than quarterly, as follows:

         First,   to  the   Partnership   until  it  has   received   an  annual
         non-cumulative 11.25% priority return on its capital contribution for such year.

         Second, the balance 75% to the Partnership and 25% to the other joint venture partner.

Income from operations will be allocated to the Partnership and the other joint venture partner generally in accordance with the distribution of net cash from operations.

Losses from operations will generally be allocated 100% to the Partnership.

In the case of certain capital transactions and distributions, as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

Broadmoor Pines

On October 12, 1988, the Partnership acquired Broadmoor Pines, a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to a joint venture comprised of the Partnership and the property developer. The Partnership owns a majority interest in the joint venture and, therefore, the accounts and operations of the joint venture have been consolidated into those of the Partnership.

Through June 30, 1995, the Partnership has made cash payments in the form of capital contributions totaling $5,959,862 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

The Partnership has been designated the managing joint venture partner of the joint venture and will have control over all decisions affecting the joint venture and the property.

Net cash from operations (as defined in the joint venture agreement) is to be distributed as available to each joint venture partner quarterly, as follows:

         First, to the Partnership an amount equal to 11.25% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of its respective capital investment, as defined in the joint venture agreement;

         Second, the balance 80% to the Partnership, and 20% to the property developer.

Losses from operations and depreciation for the joint venture are allocated 100% to the Partnership.

All profits from operations to the extent of cash distributions shall first be allocated to the Partnership and the property developer in the same proportion as the cash distributions. Any remaining profits are allocated 80% to the Partnership and 20% to the property developer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

6.  Investment in Partnership:

On November 5, 1990, Partnership contributed $400,000 to purchase an approximate 8% interest in Casabella Associates, a general partnership among the Partnership, Berry and Boyle Development Partners II (A Massachusetts Limited Partnership) ("DPII") and Berry and Boyle Development Partners III (A
Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $83,668 of acquisition costs, including $41,400 in acquisition fees paid to the General Partners.

On September 28, 1990, Casabella Associates purchased a majority interest in the Casabella I Joint Venture, an Arizona joint venture that owned and operated Casabella Phase I, a 61-unit residential property located in Scottsdale, Arizona. On April 23, 1991, Casabella Associates, acquired a majority interest in the Casabella Joint Venture which owned Casabella Phase II, a 93-unit residential community, located adjacent to Casabella Phase I. On that date, Casabella Associates and EW Casabella I Limited Partnership contributed their interests in the Casabella I Joint Venture to the Casabella Joint Venture. In addition, the permanent lender funded a $7,320,000 permanent loan, the proceeds of which were used to refinance the $2,700,000 loan pertaining to Phase I and, together with cash contributions of Casabella Associates, to repay the construction loan for Phase II. As a result of such transactions, by operation of law, Casabella Joint Venture, which is comprised of Casabella Associates and EW Casabella I Limited Partnership, now owns both Phases I and II of Casabella. Casabella is now managed and operated as one single 154-unit residential community.

On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under the terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997. The costs associated with this refinancing totaled $112,117 and were funded by Casabella Associates.

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at June 30, 1995 and December 31, 1994, which consisted of the following:
                                                 June 30,       December 31,
                                                    1995             1994
Canyon View ........................            $5,192,352            $5,228,197
Broadmoor Pines ....................             3,594,267             3,610,727
                                                ----------            ----------

                                                $8,786,619            $8,838,924

Canyon View is subject to a nonrecourse first mortgage in the original principal amount of $5,380,000. Under the terms of the note, monthly principal and interest payments of $45,610, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Broadmoor Pines is subject to a nonrecourse first mortgage in the original principal amount of $3,650,000. Under the terms of the note, monthly payments of $31,980 including principal and interest, at the rate of 9.75%, are payable. The balance of the note is payable on September 15, 1997.

Interest accrued at June 30, 1995 and December 31, 1994 consisted of $34,344 and $34,831, respectively, relating to the Canyon View and Broadmoor Pines Joint Ventures.

The aggregate principal amounts of long term borrowings due during the calendar years 1995 through 1997, respectively, are as follows, $106,466, $116,824, and $8,615,327.

8.  Partners' Equity:

Under the terms of the Partnership Agreement profits are generally allocated 98% to the Limited Partners and 2% to the General Partners; losses are allocated 99% to the Limited Partners and 1% to the General Partners.

Cash distributions to the partners are governed by the Partnership Agreement and are made, to the extent available, 98% to the Limited Partners and 2% to the General Partners.

The allocation of the related profits, losses, and distributions, if any, would be different than described above in the case of certain events defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership.

9.  Related Party Transactions:

For the six months ended June 30, 1995 and 1994, general and administrative expenses included $34,966 and $30,415, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

Due to affiliates at June 30, 1995 and December 31, 1994 consisted of $2,221 and $10,928, respectively, relating to reimbursable costs due to Berry and Boyle Inc.

During the six months ended June 30, 1995 and 1994, $62,433 and $63,407 of property management fees had been paid or accrued to Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. As of June 30, 1995, $312,736 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1995, the aggregate net decrease in working capital reserves has been $147,722. This decrease resulted primarily from cash provided by operations of $177,962, offset by distributions to partners of $278,655 and $52,305 of principal payments on mortgage notes payable.

Canyon View

As  of  June  30,  1995,  the  property  was  84%  occupied,   compared  to  88%
approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

      Unit Type ................................            1995            1994
------------------------------------------------           -----           -----
One bedroom one bath ...........................             725           $ 675
Two bedroom two bath ...........................             810             761
Two bedroom two bath w/den .....................             980             925

Broadmoor Pines

As  of  June  30,  1995,  the  property  was  92%  occupied,   compared  to  91%
approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

       Unit Type .............................             1995             1994
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  864           $  798
Two bedroom two bath .........................              975              946
Two bedroom two bath w/den ...................            1,175            1,034

Casabella

As  of  June  30,  1995,  the  property  was  73%  occupied,   compared  to  77%
approximately one year ago. At June 30, 1995 and 1994, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1995             1994
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  805           $  775
Two bedroom two bath .........................              930              895
Two bedroom two bath w/den ...................            1,136            1,068

Results of Operations

The Partnership's operating results for the three months ended June 30, 1995 consisted of interest earned on short-term investments of $14,228, administrative expenses of $44,227, the Partnership's share of the loss from Casabella Associates of $1,269 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                        Canyon        Broadmoor
                                                         View           Pines
Revenue ......................................         $334,461         $291,416

Expenses:
  General and administrative .................            1,800            1,736
  Operations .................................          144,521          113,988
  Depreciation and amortization ..............           58,921           45,524
  Interest ...................................          118,658           87,710
                                                        323,900          248,958
Net loss .....................................         $ 10,561         $ 42,458

The Partnership's operating results for the three months ended June 30, 1994 consisted of interest earned on short-term investments of $9,335, administrative expenses of $35,990, the Partnership's share of the income from Casabella Associates of $1,927 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                        Canyon        Broadmoor
                                                         View            Pines
Revenue ......................................         $341,526         $292,318

Expenses:
  General and administrative .................            1,730            1,677
  Operations .................................          133,601          112,435
  Depreciation and amortization ..............           58,539           46,688
  Interest ...................................          120,237           88,532
                                                        314,107          249,332
Net loss .....................................         $ 27,419         $ 42,986

The Partnership's operating results for the six months ended June 30, 1995 consisted of interest earned on short-term investments of $29,003, administrative expenses of $82,902, the Partnership's share of the income from Casabella Associates of $1,969 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                        Canyon        Broadmoor
                                                         View           Pines
Total revenue ................................         $702,609         $546,369

Expenses:
  General and administrative .................            3,545            3,273
  Operations .................................          291,249          221,680
  Depreciation and amortization ..............          117,842           91,047
  Interest ...................................          237,724          175,618
                                                        650,360          491,618
Net income (loss) ............................         $ 52,249         $ 54,751

The Partnership's operating results for the six months ended June 30, 1994 consisted of interest earned on short-term investments of $17,914, administrative expenses of $67,666, the Partnership's share of the loss from Casabella Associates of $154 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                        Canyon        Broadmoor
                                                        View            Pines
Total revenue ................................         $707,265         $575,292

Expenses:
  General and administrative .................            3,455            3,354
  Operations .................................          263,426          202,654
  Depreciation and amortization ..............          117,077           93,658
  Interest ...................................          240,847          177,242
                                                        624,805          476,908
Net income (loss) ............................         $ 82,460         $ 98,384


Comparison of Operating Results for the Six Months Ended June 30, 1995 and 1994:

General and administrative expenses increased 20% due to increased legal expense and printing and mailing expense. Operating expenses increased 10% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                                                  Feb 15       May 15      Total
         Limited Partners                      $ 136,541     $136,541   $273,082
         General Partners                          2,787        2,787     $5,574
                                             -----------   ----------     ------
                                               $ 139,328     $139,328   $278,656
                                                ========     ========   ========

                                            PART II - OTHER INFORMATION
                                                 -----------------

ITEM 1.  Legal Proceedings
         Response:  None

ITEM 2.  Changes in Securities
         Response:  None

ITEM 3.  Defaults Upon Senior Securities
         Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

ITEM 5.  Other Information
         Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
         Response:  None


                                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BERRY AND BOYLE DEVELOPMENT PARTNERS
                                    (A Massachusetts Limited Partnership)
                                                   (Registrant)


                                    BY:  BERRY AND BOYLE MANAGEMENT
                                            A General Partner


                                            BY:  BERRY AND BOYLE INC.
                               A General Partner




                                            James E. Glynn, Treasurer



Date:  August 9, 1995