Form 10-Q
period 1995-09-30
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1995-11-14
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                          CONSOLIDATED BALANCE SHEETS

                                ---------------

                                     ASSETS
                                                                                             September 30,
                                                                                                1995         December 31,
Property, at cost (Notes 2, 3, 5, and 6):                                                   (Unaudited)           1994
                                                                                            -----------           ----
  Land                                                                                         $5,128,479        $5,110,277
  Buildings and improvements                                                                   15,561,584        15,561,584
  Equipment, furnishings and fixtures                                                           1,316,658         1,305,337

                                                                                               22,006,721        21,977,198
  Less accumulated depreciation                                                               (4,218,094)       (3,923,245)

                                                                                               17,788,627        18,053,953

Cash and cash equivalents (Notes 2 and 4)                                                         347,254           176,028
Short-term investments (Note 2)                                                                   602,690           983,455
Real estate tax escrows                                                                            56,234            28,115
Deposits and prepaid expenses                                                                       3,784            10,138
Accounts and interest receivable                                                                    4,998          -
Investment in partnership (Notes 2 and 6)                                                         344,902           361,061
Deferred expenses, net of accumulated
  amortization of $269,930 and $251,449 (Note 2)                                                   44,386            62,867

         Total assets                                                                         $19,192,875       $19,675,617

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 7)                                                                 8,759,700         8,838,924
Accounts payable and accrued expenses                                                             241,574           209,932
Due to affiliates (Note 9)                                                                          3,265            10,928
Rents received in advance                                                                        -                    6,483
Tenant security deposits                                                                           68,600            76,863

         Total liabilities                                                                      9,073,139         9,143,130

Partners' equity (Note 8)                                                                      10,119,736        10,532,487

        Total liabilities and partners' equity                                                $19,192,875       $19,675,617


                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 -------------

                                                                               Three Months Ended         Nine Months Ended
                                                                         September 30,                      September 30,
                                                             1995             1994             1995              1994
                                                             -----            -----            -----             ----
Revenue:
  Rental income                                                $580,410          646,578       $1,796,928        $1,901,763
  Interest income                                                12,569            9,771           42,231            28,357
  Other income                                                   17,242           18,305           49,043            45,005

        Total revenue                                           610,221          674,654        1,888,202         1,975,125

Expenses:
  General and administrative (Note 9)                            40,139           31,809          129,859           106,284
  Operations                                                    305,540          262,365          818,469           728,445
  Depreciation and amortization                                 104,443          105,227          313,332           315,962
  Interest                                                      205,749          208,205          619,091           626,294
  Equity in loss (income) from partnership (Note 6)               4,188            1,679            2,219             1,833

        Total expenses                                          660,059          609,285        1,882,970         1,778,818

Net income (loss)                                             ($49,838)          $65,369           $5,232          $196,307

Net income (loss) allocated to:
  General Partners                                               ($498)           $1,307             $105            $3,926

  Per unit of Investor Limited
    Partner interest:
       36,411 units issued                                       (1.36)             1.76             0.14              5.28


                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)
                                 -------------

                                                                                              Investor           Total
                                                                             General          Limited          Partners'
                                                                             Partners         Partners           Equity

Balance at December 31, 1993                                                   ($57,273)      $11,076,979       $11,019,706

Cash distributions                                                              (14,304)        (700,911)         (715,215)

Net income (loss)                                                                  4,560          223,436           227,996

Balance at December 31, 1994                                                    (67,017)       10,599,504        10,532,487

Cash distributions                                                               (8,360)        (409,623)         (417,983)

Net income (loss)                                                                    262            4,970             5,232

Balance at September 30, 1995                                                  ($75,115)      $10,194,851       $10,119,736






                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------
                                                                                                         ine Months Ended
                                                                                                            September 30,
                                                                                               1995              1994
                                                                                               -----             ----
Cash flows from operating activities:
  Interest received                                                                               $42,231           $28,611
  Cash received from rents                                                                      1,782,182         1,888,447
  Cash received from other income                                                                  49,043            45,005
  Administrative expenses                                                                       (142,911)         (114,439)
  Rental operations expenses                                                                    (813,318)         (714,965)
  Interest paid                                                                                 (619,398)         (626,573)

Net cash provided by operating activities                                                         297,829           506,086

Cash flows from investing activities:
  Purchase of fixed assets                                                                       (29,523)          -
  Cash received from short-term investments                                                       380,765            51,741
  Distributions from partnership                                                                   13,940            18,700

Net cash provided (used0 by investing activities                                                  365,182            70,441

Cash flows from financing activities:
  Distributions to partners                                                                     (417,983)         (575,888)
  Deposits and prepaid expenses                                                                     5,422              (95)
  Principal payments on mortgage note payable                                                    (79,224)          (71,740)

Net cash provided (used) by financing activities                                                (491,785)         (647,723)

Net increase (decrease) in cash and cash equivalents                                              171,226          (71,196)

Cash and cash equivalents at beginning of period                                                  176,028           214,586

Cash and cash equivalents at end of period                                                       $347,254          $143,390

                      BERRY AND BOYLE DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                1995              1994
                                                                                                ----              ----
Net income (loss)                                                                                  $5,232          $196,307
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                                     313,332           315,962
Equity in loss from partnership                                                                     2,219             1,833
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Increase in real estate tax escrow                                                           (28,119)          (27,951)
    Decrease (increase) in accounts
      and interest receivable                                                                     (4,998)               254
    Decrease (increase) in prepaid expenses                                                             -               821
    Increase (decrease) in rents received in advance                                              (6,483)           (9,923)
    Increase (decrease) in accounts
      payable and accrued expenses                                                                 32,251            24,860
    Increase (decrease) in due to affiliates                                                      (7,342)             7,316
    Increase (decrease) in tenant security deposits                                               (8,263)           (3,393)

Net cash provided by operating activities                                                        $297,829          $506,086




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

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1995 and 1994.

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

Page for depreciation footnote

4.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1995 and December 31, 1994 consisted of the following:

                                                    September 30,   December 31,
                                                      1995                1994
Cash on hand .......................             $  82,416             $  26,000
Money market accounts ..............               264,838               150,028
                                                 ---------             ---------

                                                  $347,254             $ 176,028

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1995, the Partnership has contributed total capital of $6,715,984 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

Through September 30, 1995, the Partnership has made cash payments in the form of capital contributions totaling $5,959,862 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at September 30, 1995 and December 31, 1994, which consisted of the following:

                                                 September 30,      December 31,
                                                    1995                 1994
Canyon View ........................           $ 5,173,832           $ 5,228,197
Broadmoor Pines ....................             3,585,868             3,610,727
                                               -----------           -----------

                                               $ 8,759,700           $ 8,838,924

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

Interest accrued at September 30, 1995 and December 31, 1994 consisted of $34,239 and $34,831, respectively, relating to the Canyon View and Broadmoor Pines Joint Ventures.

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

9.  Related Party Transactions:

For the nine months ended September 30, 1995 and 1994, general and administrative expenses included $50,415 and $44,822, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

Due to affiliates at September 30, 1995 and December 31, 1994 consisted of $3,265 and $10,928, respectively, relating to reimbursable costs due to Berry and Boyle Inc.

During the nine months ended September 30, 1995 and 1994, $92,033 and $96,628 of property management fees had been paid or accrued to Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. As of September 30, 1995, $312,736 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1995, the aggregate net decrease in working capital reserves has been $209,539. This decrease resulted primarily from cash provided by operations of $297,829, offset by purchases of fixed assets totaling $29,523, distributions to partners of $417,983 and $79,224 of principal payments on mortgage notes payable.

Canyon View

As of September 30, 1995, the property was 78% occupied, compared to 96% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                        Unit Type                           1995           1994
                        ---------                           ----           ----
One bedroom one bath .............................            725           $675
Two bedroom two bath .............................            810            761
Two bedroom two bath w/den .......................            980            925

Broadmoor Pines

As of September 30, 1995, the property was 94% occupied, compared to 94% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                         Unit Type                         1995            1994
                         ---------                         ----            ----
One bedroom two bath w/den ...................           $  864           $  864
Two bedroom two bath .........................              975              975
Two bedroom two bath w/den ...................            1,175            1,175

Casabella

As of September 30, 1995, the property was 90% occupied, compared to 88% approximately one year ago. At September 30, 1995 and 1994, the average monthly rents collected for the various unit types were as follows:

                         Unit Type                            1995         1994
                         ---------                            ----         ----
One bedroom two bath w/den ...................           $  805           $  775
Two bedroom two bath .........................              930              895
Two bedroom two bath w/den ...................            1,136            1,068

Results of Operations

The Partnership's operating results for the three months ended September 30, 1995 consisted of interest earned on short-term investments of $12,371, administrative expenses of $36496, the Partnership's share of the loss from Casabella Associates of $4,188 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                        Canyon         Broadmoor
                                                          View            Pines
Revenue .....................................        $ 295,938         $ 301,912

Expenses:
  General and administrative ................            1,843             1,800
  Operations ................................          188,632           116,908
  Depreciation and amortization .............           58,920            45,523
  Interest ..................................          118,240            87,509
                                                       367,635           251,740
Net income (loss) ...........................        ($ 71,697)        $  50,172

The Partnership's operating results for the three months ended September 30, 1994 consisted of interest earned on short-term investments of $9,453, administrative expenses of $28,455, the Partnership's share of the loss from Casabella Associates of $1,679 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                     Canyon            Broadmoor
                                                        View               Pines
Revenue ......................................         $362,862         $302,339

Expenses:
  General and administrative .................            1,677            1,677
  Operations .................................          155,752          106,613
  Depreciation and amortization ..............           58,538           46,689
  Interest ...................................          119,855           88,350
                                                        335,822          243,329
Net income (loss) ............................         $ 27,040         $ 59,010

The Partnership's operating results for the nine months ended September 30, 1995 consisted of interest earned on short-term investments of $41,374, administrative expenses of $119,398, the Partnership's share of the loss from Casabella Associates of $2,219 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                        Canyon         Broadmoor
                                                          View            Pines
Total revenue .............................       $   998,547        $   848,281

Expenses:
  General and administrative ..............             5,388              5,073
  Operations ..............................           479,881            338,588
  Depreciation and amortization ...........           176,762            136,570
  Interest ................................           355,964            263,127
                                                    1,017,995            743,358
Net income  (loss) ........................       ($   19,448)       $   104,923

The Partnership's operating results for the nine months ended September 30, 1994 consisted of interest earned on short-term investments of $27,367, administrative expenses of $96,121, the Partnership's share of the loss from Casabella Associates of $1,833 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                     Canyon            Broadmoor
                                                       View               Pines
Total revenue ................................       $1,070,127       $  877,631

Expenses:
  General and administrative .................            5,132            5,031
  Operations .................................          419,178          309,267
  Depreciation and amortization ..............          175,615          140,347
  Interest ...................................          360,702          265,592
                                                        960,627          720,237
Net income (loss) ............................       $  109,500       $  157,394

Comparison of Operating Results for the Nine Months Ended September 30, 1995 and 1994:

Interest income increased 49% over the prior period as a result of higher interest rates on the Partnership's short term investments. General and administrative expenses increased 22% due to increased legal expense and printing and mailing expense. Operating expenses increased 12% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                               Feb 15        May 15        Aug. 15        Total

Limited Partners .......      $136,541      $136,541      $136,541      $409,623
General Partners .......         2,787         2,787         2,787      $  8,360
                              --------      --------      --------      --------
                              $139,328      $139,328      $139,328      $417,983
                              ========      ========      ========      ========

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



Date:  _________________________, 1995