Form 10-K
period 1995-12-31
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1996-04-22
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________________ to ________________

                           Commission File No. 0-15511

                              Development Partners
                      (A Massachusetts Limited Partnership)

             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2895800

                (State or other jurisdiction of (I.R.S.  Employer  incorporation or organization) Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906

               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are not actively traded on any exchange.

Documents incorporated by reference: Portions of the Prospectus of Registrant dated March 27, 1986 are incorporated by reference into Part III.

The Exhibit Index is located on page ____

                                                      PART I

ITEM 1.           BUSINESS

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Development Partners (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. The General Partners are L'Auberge Realty Advisors (A Massachusetts Limited Partnership), formerly Berry and Boyle Realty Advisors, and GP L'Auberge Communities, L.P., a California Limited Partnership (formerly Berry and Boyle Management).

The primary business of the Partnership is to invest in, operate and ultimately dispose of a diversified portfolio of income-producing residential real properties through its joint venture partner interest in such properties. Descriptions of such properties are included below in Item 2. as well as in Note 5 of the Notes to the Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

From time to time, the Partnership expects to sell its properties taking into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of the properties will not be reinvested by the Partnership or its joint ventures, but will ultimately be distributed to the partners so that the Partnership will, in effect, be self-liquidating. Under the terms of the various joint venture agreements, the Partnership has control over the decision to sell a property.

The success of the Partnership will depend upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among others, general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the properties.

On-site management of two of the Partnership's properties, L'Auberge Broadmoor ("Broadmoor"), formerly Broadmoor Pines, and L'Auberge Canyon View ("Canyon
View), is currently provided by an affiliate of the General Partners. On-site management of Casabella is currently provided by the developer/joint venture partner and supervised by the General Partners. The terms of such property management services between the Partnership and property managers are embodied in a written management agreement with respect to each property. The property manager in each case receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the localities in which the properties are located. These fees do not exceed 5% of the gross revenues from each property.

It is the responsibility of the General Partners to select or approve property managers and to supervise their performance. Property managers are responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's administrative expenses are paid out of the Partnership's share of such cash flow from the various joint ventures and from interest income which the Partnership earns on its short-term investments.

The Partnership's investments in real estate are also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

The Partnership's investments are subject to competition in the rental, lease and sale of similar types of properties in the localities in which the Partnership's real property investments are located, and the Partnership competes with other real property owners and developers in the rental, leasing and sale of such properties. Furthermore, the General Partners of the Partnership are affiliated with other partnerships owning similar properties in the vicinity in which the Partnership's properties are located. In addition, other limited partnerships may be formed by affiliates of the General Partners which will compete with the Partnership.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

The Partnership has no employees. Accounting, property management and other administrative functions are performed by employees of an affiliate of the General Partners.

ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in two joint ventures the "Joint Ventures"): (1) the Canyon View Joint Venture, an Arizona joint venture that owns and operates Canyon View, a 168-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $5,300,000; and, (2) the Broadmoor Pines Joint Venture, a Colorado joint venture that owns and operates Broadmoor, a 108-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,650,000. The Partnership also owns a minority interest in Casabella Associates, which in turn, owns a majority interest in the Casabella Joint Venture, an Arizona joint venture which owns and operates Casabella, a 154-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original amount of $7,320,000. With regard to the proposed termination of the Casabella Joint Venture, see Note 11 of the Notes to Consolidated Financial Statements.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily rental property located in Tucson, Arizona, known as Canyon View. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1995, the Partnership has contributed total capital of $6,715,984 to the Canyon View Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits and to fund certain capital improvements. In addition to the contributions above, the Partnership also incurred $745,902 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of February 29, 1996, the property was 92% occupied, compared to 90% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:

      Unit Type ..................................           1995           1994
One bedroom one bath .............................           $725           $725
Two bedroom two bath .............................            810            810
Two bedroom two bath w/den .......................            980            980

Broadmoor

On October 12, 1988, the Partnership acquired Broadmoor, a 108-unit multifamily rental property located in Colorado Springs, Colorado, and simultaneously contributed the property to a joint venture comprised of the Partnership and the developer of the property. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1995, the Partnership has contributed total capital of $5,959,862 to the Broadmoor Pines Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition to the contributions above, the Partnership also incurred $684,879 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of February 29, 1996, the property was 86% occupied, compared to 74% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:

       Unit Type .............................             1995             1994
One bedroom two bath w/den ...................           $  864           $  864
Two bedroom two bath .........................              975              975
Two bedroom two bath w/den ...................            1,175            1,175

Casabella

On November 5, 1990, the Partnership purchased an approximate 8% interest in Casabella Associates ("Associates"), a general partnership consisting of the Partnership and two other partnerships affiliated with the General Partners. Under the terms of the purchase, the Partnership contributed $400,000 to Associates. Associates was formed to acquire a majority interest in the Casabella Joint Venture which owns and operates a 154-unit multifamily rental property located in Scottsdale, Arizona, known as Casabella.

Associates has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property. In addition to its $400,000 contribution to Associates, the Partnership has incurred $83,668 of acquisition expenses.

As of February 29, 1996, the property was 98% occupied, compared to 97% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:

       Unit Type .............................             1995             1994
One bedroom two bath w/den ...................           $  820           $  790
Two bedroom two bath .........................              943              915
Two bedroom two bath w/den ...................            1,170            1,118

ITEM 3.           LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1995 was 2,042.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1995 and 1994 were paid as follows:


   Calendar ..........................         Date of
 Quarter Ended .......................         Payment                    Amount
March 31, 1994 .......................         May 15, 1994              136,541
June 30, 1994 ........................         August 15, 1994           136,541
September 30, 1994 ...................         November 15, 1994         136,541
December 31, 1994 ....................         February 15, 1995         136,541
March 31, 1995 .......................         May 15, 1995              136,541
June 30, 1995 ........................         August 15, 1995           136,541
September 30, 1995 ...................         November 15, 1995          91,028
December 31, 1995 ....................         February 15, 1996          63,719


ITEM 6.           SELECTED FINANCIAL DATA

                                                                              Year Ended
                                               --------------------------------------------------------------------------
                                                              -----------------------------------------------------------
                                                  12/31/95       12/31/94       12/31/93      12/31/92       12/31/91
Rental income                                      $2,444,585     $2,598,360     $2,441,256    $2,199,937     $1,972,589
Net income (loss)                                     $54,619       $227,996        $25,664    ($369,802)     ($578,526)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit
    Aggregate 36,411 Units                              $1.47          $6.14          $0.69      ($10.05)       ($15.73)
   General Partners                                    $1,092         $4,560           $513      ($3,698)       ($5,785)

Net cash provided by operations                      $509,171       $687,162       $543,208      $401,369       $186,287

Cash distributions to Partners:
   Limited Partners - Per Unit
    Aggregate 36,411 Units                             $13.75         $19.25          $9.50         $5.25          $2.55
   General Partners                                   $10,217        $14,304         $7,059        $3,901         $1,895

Total assets                                      $19,144,374    $19,675,617    $20,241,217   $20,640,755    $21,099,686
Long term obligations                              $8,732,151     $8,838,924     $8,935,644    $9,006,141     $8,922,252

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

 This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,277,559 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of
$1,140,679 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through December 31, 1995, $312,736 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivables which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with
Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1996 are adequate to meet the Partnership's cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's properties, see Note 7 of Notes to Consolidated Financial Statements.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. In 1995, the aggregate net decrease in working capital reserves was $189,776. This decrease resulted primarily from cash provided by operations of $508,779 and $15,640 of distributions from Casabella, offset by $98,858 of fixed asset additions, distributions to partners of $510,868 and $106,773 of principal payments on mortgage notes payable.

In 1994, the aggregate net decrease in working capital reserves was $107,529. This decrease resulted primarily from cash provided by operations of $687,162 and $31,450 of distributions from Casabella, offset by $7,652 of fixed asset additions, distributions to partners of $715,215 and $96,720 of principal payments on mortgage notes payable.

In 1993, the aggregate net increase in working capital reserves was $117,351. This increase resulted primarily from cash provided by operations of $543,208 and $19,975 of distributions from Casabella, offset by $22,371 of fixed asset additions, distributions to partners of $352,964 and $70,497 of principal payments on mortgage notes payable.

Results of Operations

For the year ended December 31, 1995, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View and Broadmoor Pines joint ventures, the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                              Canyon                    Investment   Consolidated
                                               View        Broadmoor    Partnership     Totals
Rental income                                 $1,303,305    $1,141,280                  $2,444,585

Rental operating expenses                        597,918       422,394                   1,020,312
                                           --------------------------------------------------------

Net operating income (exclusive of items
  shown separately below)                        705,387       718,886                   1,424,273

Interest expense                                 473,776       350,428                     824,204
Depreciation and amortization                    239,665       183,868                     423,533

Other (income) and expenses:
  Interest income                                  (301)         (670)     ($51,697)      (52,668)
  General and administrative                       7,208         7,021       163,439       177,668
  Equity in (income) loss from partnership                                   (3,083)       (3,083)
                                           --------------------------------------------------------
                                                   6,907         6,351       108,659       121,917
                                           --------------------------------------------------------

Net income (loss)                              ($14,961)      $178,239    ($108,659)       $54,619
                                           ========================================================

For the year ended December 31, 1994, the Partnership's operating results were comprised of the income and expenses from the Canyon View and Broadmoor Pines joint ventures, the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                              Canyon                    Investment   Consolidated
                                               View        Broadmoor    Partnership     Totals
Rental income                                 $1,431,740    $1,166,620                  $2,598,360

Rental operating expenses                        578,062       425,718                   1,003,780
                                           --------------------------------------------------------

Net operating income (exclusive of items
  shown separately below)                        853,678       740,902                   1,594,580

Interest expense                                 480,210       353,776                     833,986
Depreciation and amortization                    234,919       187,035                     421,954

Other (income) and expenses:
  Interest income                                  (726)         (937)     ($41,302)      (42,965)
  General and administrative                       7,679         7,534       140,286       155,499
  Equity in (income) loss from partnership                                   (1,890)       (1,890)
                                           --------------------------------------------------------
                                                   6,953         6,597        97,094       110,644
                                           --------------------------------------------------------

Net income (loss)                               $131,596      $193,494     ($97,094)      $227,996
                                           ========================================================

For the year ended December 31, 1993, the Partnership's operating results were comprised of the income and expenses from the Canyon View and Broadmoor Pines joint ventures, the Partnership's share of the loss from Casabella Associates, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                              Canyon                    Investment   Consolidated
                                               View        Broadmoor    Partnership     Totals
Rental income                                 $1,346,412    $1,094,844                  $2,441,256

Rental operating expenses                        596,829       367,278                     964,107
                                           --------------------------------------------------------

Net operating income (exclusive of items
  shown separately below)                        749,583       727,566                   1,477,149

Interest expense                                 486,003       315,801                     801,804
Depreciation and amortization                    234,515       304,447                     538,962

Other (income) and expenses:
  Interest income                                (1,017)       (1,271)     ($34,845)      (37,133)
  General and administrative                       6,578         6,926       131,699       145,203
  Equity in (income) loss from partnership                                     2,649         2,649
                                           --------------------------------------------------------
                                                   5,561         5,655        99,503       110,719
                                           --------------------------------------------------------

Net income (loss)                                $23,504      $101,663     ($99,503)       $25,664
                                           ========================================================

Comparison of 1995 and 1994 Operating Results:

Rental income decreased $153,775, or 6% from the prior year, primarily as a result of lower occupancy at Canyon View and Broadmoor. Broadmoor's occupancy declined during the first quarter of 1995 and improved steadily during the remainder of the year. Canyon View occupancy declined as a result of increased competition from newly developed properties in its immediate market area. This lower occupancy existed through most of 1995, but has now improved to its present level of 92%. Interest income increased $9,703 or 23% in 1995, as a result of higher interest rates earned on money market accounts and short-term investments. General and administrative expenses increased $22,169 or 14%, due primarily to increased salary expense allocations and printing and mailing costs. Fixed asset purchases increased $91,206 from $7,652 in 1994 to $98,858 in 1995 and included such items as carpet, floor tile and other replacements. As a result of the factors described above, distributions to partners decreased $204,347 from $715,215 in 1994 to $510,868 in 1995.

Comparison of 1994 and 1993 Operating Results:

Rental income increased $157,104 or 6% over the prior year, primarily as a result of high occupancy and rent increases. Rental operating expenses increased $39,673, or 4%, due primarily to increased maintenance and advertising and promotion costs. Interest income increased $5,832 or 16% in 1994, as a result of higher interest rates earned on money market accounts and short-term investments. Distributions to partners increased $362,251 from $352,964 in 1994 to $715,215 in 1995, due in part to the factors described above.

Projected 1996 Operating Results:

Operating results for 1996 are not anticipated to vary significantly from those of 1995. However, such forward-looking expectations involve significant risks and uncertainties, including those described herein.
Actual results may differ materially from those anticipated.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the General Partners is set forth below:

L'Auberge Realty Advisors

Stephen B. Boyle, age 55, is President, Executive Officer and Director of L'Auberge Communities, Inc. (formerly Berry and Boyle Inc.) and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

      Name                                            Position

Stephen B. Boyle                            See above

J. Michael McDonald                         Executive Vice President and
                                            Chief Financial Officer

Earl O. Robertson                           Executive Vice President

Donna Popke                                 Vice President and Secretary

J. Michael McDonald, age 53, is Executive Vice President and Chief Financial Officer of L'Auberge Communities, Inc. He is a certified public accountant and a business school graduate of California State University. He began his real estate career with the firm of Kenneth Leventhal and Company. Mr. McDonald held senior finance positions with publicly traded Arlen Realty and Christiana Companies. He was a senior operations officer with Lehman Brothers real estate affiliates. Prior to joining L'Auberge Communities, Inc. in August, 1995, he was a consultant for the FDIC, acting as a real estate asset disposition strategist.

Earl O. Robertson, age 47, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995 and holds the position of Executive Vice President.

Donna Popke, age 36, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary.. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed in the field of public accounting for six years and later with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 29, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1995, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 8 and 9 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

         Net Cash From Operations distributed during 1995
           to the General Partners                                                        $10,217

         Allocation of Income (Loss) to the General Partners                               $1,092
         (For a description of the share of Net Cash From
         Operations and the allocation of Income and Loss
         to which the General Partners are entitled, reference
         is made to the discussion under the caption
         "Distributions and Allocations" contained on
         pages 35 through 39 of the Prospectus of the
         Partnership dated March 27, 1986 (the "Prospectus"),
         which discussion is incorporated herein by reference.)

         Property management fees paid to an affiliate of the
          General Partners                                                               $121,209

         Reimbursements to General Partners                                               $75,552
         (For a description of the costs reimbursable to the
         General Partners, reference is made to the discussion under the caption
         "Compensation  and  Fees"  contained  on  pages  11  through  12 of the
         Prospectus, which discussion is incorporated herein by reference.)

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1,2       See Page F-2
     3         See Exhibit Index contained herein.

(b)            Reports on Form 8-K

               The Partnership has not filed,  and was not required to file, any reports on Form 8-K during the last quarter of 1995.

(c)            See Exhibit Index contained herein.

(d)            See Page F-2.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    DEVELOPMENT PARTNERS
                                    (A Massachusetts Limited Partnership)

          By: GP L'Auberge Communities, L.P., a California Limited Partnership, General Partner

                           By:  L'Auberge Communities, Inc., its General Partner


                         By:  ____/s/ J. Michael McDonald________________
                              J. Michael McDonald, Executive Vice President and
                               Chief Financial Officer

                                    Date: March 25, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                    Date



___/s/ Stephen B. Boyle_  Director, President and                March 25, 1996
  STEPHEN B. BOYLE        Principal Executive
                          Officer of L'Auberge
                          Communities, Inc.



_/s/ J. Michael McDonald_ Executive Vice President and           March 25, 1996
  J. MICHAEL McDONALD     Principal Financial and
                          Accounting Officer of
                          L'Auberge Communities, Inc.

                                   APPENDIX A

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------










                        CONSOLIDATED FINANCIAL STATEMENTS
           ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1995

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                                  -------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants                                          F-3


Consolidated Balance Sheets at December 31, 1995 and 1994                  F-4


Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                                         F-5


Consolidated Statements of Partners' Equity (Deficit) for the
  years ended December 31, 1995, 1994 and 1993                             F-6


Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                   F-7 -- F-8


Notes to Consolidated Financial Statements                          F-9 -- F-16


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Development Partners
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Boston, Massachusetts February 21, 1996, except for the information presented in
Note 11 for which the date is March 22, 1996


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994
                                                      ---------------

                                     ASSETS

Property, at cost (Notes 2, 3, 5, and 7):                                                       1995              1994
  Land                                                                                         $5,110,277        $5,110,277
  Buildings and improvements                                                                   15,561,584        15,561,584
  Equipment, furnishings and fixtures                                                           1,404,195         1,305,337
                                                                                           ---------------   ---------------

                                                                                               22,076,056        21,977,198
  Less accumulated depreciation                                                               (4,322,133)       (3,923,245)
                                                                                           ---------------   ---------------

                                                                                               17,753,923        18,053,953

Cash and cash equivalents (Notes 2 and 4)                                                         532,019           176,028
Short-term investments (Note 2)                                                                   437,688           983,455
Real estate tax escrows                                                                            29,457            28,115
Deposits and prepaid expenses                                                                       4,168            10,138
Due from affiliates (Note 9)                                                                          392          -
Investment in partnership (Notes 2 and 6)                                                         348,504           361,061
Deferred expenses, net of accumulated
  amortization of $276,093 and $251,449 (Note 2)                                                   38,223            62,867

                                                                                           ===============   ===============
         Total assets                                                                         $19,144,374       $19,675,617
                                                                                           ===============   ===============

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 7)                                                                 8,732,151         8,838,924
Accounts payable                                                                                   88,062            31,192
Accrued expenses                                                                                  171,283           178,740
Due to affiliates (Note 9)                                                                          9,210            10,928
Rents received in advance                                                                               -             6,483
Tenant security deposits                                                                           67,430            76,863
                                                                                           ---------------   ---------------

         Total liabilities                                                                      9,068,136         9,143,130

Commitments and contingencies (Note 11)
Partners' equity (Note 8)                                                                      10,076,238        10,532,487
                                                                                           ---------------   ---------------

        Total liabilities and partners' equity                                                $19,144,374       $19,675,617

                                                                                           ===============   ===============


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              for the years ended December 31, 1995, 1994 and 1993
                                                       -------------



                                                                               1995             1994              1993

Rental income                                                                 $2,444,585       $2,598,360        $2,441,256

Rental operating expenses                                                      1,020,312        1,003,780           964,107
                                                                          ---------------  ---------------   ---------------

Net rental operating income (exclusive of items
  shown separately below)                                                      1,424,273        1,594,580         1,477,149

Interest                                                                         824,204          833,986           801,804
Depreciation and amortization                                                    423,533          421,954           538,962

Other (income) and expenses:
  Interest income                                                               (52,668)         (42,965)          (37,133)
  General and administrative (Note 9)                                            177,668          155,499           145,203
  Equity in (income) loss from partnership (Note 6)                              (3,083)          (1,890)             2,649
                                                                          ---------------  ---------------   ---------------
                                                                                 121,917          110,644           110,719
                                                                          ---------------  ---------------   ---------------

Net income                                                                       $54,619         $227,996           $25,664
                                                                          ===============  ===============   ===============

Net income allocated to:
  General Partners                                                                $1,092           $4,560              $513

  Per unit of Investor Limited
    Partner interest:
       36,411 units issued                                                          1.47             6.14              0.69





                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              for the years ended December 31, 1995, 1994 and 1993
                                                       -------------

                                                                                              Investor           Total
                                                                             General          Limited          Partners'
                                                                             Partners         Partners           Equity

Balance at December 31, 1992                                                    (50,727)       11,397,733        11,347,006

Cash distributions                                                               (7,059)        (345,905)         (352,964)

Net income                                                                           513           25,151            25,664
                                                                          ---------------  ---------------   ---------------

Balance at December 31, 1993                                                    (57,273)       11,076,979        11,019,706

Cash distributions                                                              (14,304)        (700,911)         (715,215)

Net income                                                                         4,560          223,436           227,996
                                                                          ---------------  ---------------   ---------------

Balance at December 31, 1994                                                    (67,017)       10,599,504        10,532,487

Cash distributions                                                              (10,217)        (500,651)         (510,868)

Net income                                                                         1,092           53,527            54,619
                                                                          ---------------  ---------------   ---------------

Balance at December 31, 1995                                                   ($76,142)      $10,152,380       $10,076,238
                                                                          ===============  ===============   ===============





                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1995, 1994 and 1993

                Increase (decrease) in cash and cash equivalents
                                                       -------------

                                                                               1995             1994              1993
Cash flows from operating activities:
  Interest received                                                              $56,334          $43,454           $35,634
  Cash received from operating revenue                                         2,428,669        2,595,917         2,441,824
  Administrative expenses                                                      (178,114)        (147,020)         (141,779)
  Rental operations expenses                                                   (973,100)        (970,827)         (993,057)
  Interest paid                                                                (824,618)        (834,362)         (799,414)
                                                                          --------------------------------------------------

Net cash provided by operating activities                                        509,171          687,162           543,208

Cash flows from investing activities:
  Purchase of fixed assets                                                      (98,858)          (7,652)          (22,371)
  Purchases of short-term investments                                          (427,091)        (969,192)       (1,037,674)
  Proceeds from maturities of short-term investments                             969,192        1,037,674           951,298
  Deposits                                                                         5,970          (6,065)           -
  Distributions from partnership                                                  15,640           31,450            19,975
                                                                          --------------------------------------------------

Net cash provided (used) by investing activities                                 464,853           86,215          (88,772)

Cash flows from financing activities:
  Distributions to partners                                                    (510,868)        (715,215)         (352,964)
  Principal payments on mortgage note payable                                  (106,773)         (96,720)          (70,497)
                                                                          ---------------  ---------------   ---------------

Net cash used by financing activities                                          (617,641)        (811,935)         (423,461)
                                                                          ---------------  ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                             356,383         (38,558)            30,975

Cash and cash equivalents at beginning of year                                   176,028          214,586           183,611
                                                                          ---------------  ---------------   ---------------

Cash and cash equivalents at end of year                                        $532,411         $176,028          $214,586
                                                                          ===============  ===============   ===============



                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1995, 1994 and 1993

                Increase (decrease) in cash and cash equivalents
                                                       -------------


Reconciliation of net income to net cash provided by operating activities:



                                                                                    1995             1994              1993
Net income                                                                       $54,619         $227,996           $25,664
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                    423,533          421,954           538,962
Equity in (income) loss from partnership                                         (3,083)          (1,890)             2,649
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    (Increase) in real estate tax escrow                                         (1,342)            (168)           (1,485)
    Decrease (increase) in accounts
      and interest receivable                                                      3,666            4,669           (1,499)
    (Increase) decrease in prepaid expenses                                                           821               (9)
                                                                          -
    Increase (decrease) in accounts
      payable and accrued expenses                                                49,412           29,199          (17,089)
    (Decrease) increase in due to (from) affiliates                              (1,718)           22,464          (19,994)
    (Decrease) increase in rents received in advance                             (6,483)          (3,440)             9,923
    (Decrease) increase in tenant security deposits                              (9,433)         (14,443)             6,086
                                                                          ---------------  ---------------   ---------------

Net cash provided by operating activities                                       $509,171         $687,162          $543,208
                                                                          ===============  ===============   ===============



                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At December 31, 1995, the total number of Limited Partners was 2,042. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the years ended December 31, 1995, 1994 and 1993.

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

         B.  Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value. It is the Partnership's policy to invest cash in income-producing temporary cash investments. The Partnership mitigates any potential risk from such concentration of credit by placing investments with high quality financial institutions.

         C.  Short-term Investments

         At December 31, 1995, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $440,000, which mature in February, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

         D. Significant Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         E.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                 Buildings and improvements                            40 years
                 Equipment, furnishings and fixtures                 5-15 years

         F.  Deferred Expenses

         Costs of obtaining various mortgages on the properties are being amortized over the term of the related mortgage notes payable using the straight-line method. Buy down fees relating to permanent loan refinancings (see Note 7) are being amortized over a three year period. Any unamortized costs remaining at the date of a refinancing are expensed in the year of refinancing.

         G.  Income Taxes

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

         H.  Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.

         I. Reclassification

         Certain items in the financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform to the 1995 presentation.

         J. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3.  Property:

Property, at cost, consisted of the following at December 31, 1995:

                                        Initial Cost
                                       to Partnership
                       ---------------------------------------------------------

                                         Buildings      Equipment,
       Property                             and         Furnishings
      Description           Land          Improv.       & Fixtures      Land
- --------------------------------------------------------------------------------

Canyon View at Ventana,
  a 168-unit residential
  rental complex located
  in Tucson, AZ            $2,932,796       $8,591,969      $719,461     $15,947

Broadmoor, a 108-unit
  residential rental
  complex located in
 Colorado Springs, CO       2,148,811        6,891,420       559,282      12,723
                        ---------------------------------------------------------

                           $5,081,607      $15,483,389    $1,278,743     $28,670
                        =========================================================

Depreciation expense for the years ended December 31, 1995, 1994 and 1993 and accumulated depreciation at December 31, 1995 and 1994 consisted of the following:


                                                         Depreciation Expense
                                                 1995        1994          1993
Buildings and improvements                    $389,282      $389,039    $388,778
Equip., furnishings and fixtures                 9,606         8,270      86,428
                                      -------------------------------------------

                                              $398,888      $397,309    $475,206
                                      ===========================================

3.  Property Continued:

Property, at cost, consisted of the following at December 31, 1995:

                             Costs Capitalized                      Gross Amount at Which Carried
                         Subsequent to Acquisition                       at Close of Period
                        -----------------------------------------------------------------------------------------

                          Buildings     Equipment,                    Buildings      Equipment,
       Property              and        Furnishings                      and        Furnishings                   Accumulated
      Description          Improv.      & Fixtures       Land          Improv.       & Fixtures       Total       Depreciation
- -------------------------------------- -----------------------------------------------------------------------------------------

Canyon View at Ventana,
  a 168-unit residential
  rental complex located
  in Tucson, AZ               $10,095        $84,609    $2,948,743      $8,602,064       $804,070    $12,354,877     $2,511,758

Broadmoor, a 108-unit
  residential rental
  complex located in
 Colorado Springs, CO          68,100         40,843     2,161,534       6,959,520        600,125      9,721,179      1,810,375
                        -------------- -----------------------------------------------------------------------------------------

                              $78,195       $125,452    $5,110,277     $15,561,584     $1,404,195    $22,076,056     $4,322,133
                        ============== =========================================================================================

Depreciation expense for the years ended December 31, 1995, 1994 and 1993 and accumulated depreciation at December 31, 1995 and 1994 consisted of the following:

                          Accumulated Depreciation
                                                                                         December 31,
                            1995           1994
Buildings and improvements $3,021,131     $2,631,849
Equip., furnishings and fixt1,301,002      1,291,396
- -------------------------------------- --------------

                           $4,322,133     $3,923,245
                        ============== ==============

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 7).


4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1995 and 1994 consisted of the following:

                                                         1995               1994
Cash on hand .............................           $130,805           $ 26,000
Certificate of deposit ...................            100,000               --
Money market accounts ....................            301,214            150,028

                                                     $532,019           $176,028

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1995, the Partnership has contributed total capital of $6,715,984 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the years ended December 31, 1995, 1994 and 1993, the Canyon View Joint Venture had a net loss of $14,961 and net income of $131,596 and $23,504, respectively.

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

Broadmoor

On October 12, 1988, the Partnership acquired L'Auberge Broadmoor ("Broadmoor") (formerly Broadmoor Pines), a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to a joint venture comprised of the Partnership and the property developer (the "Broadmoor Pines Joint Venture"). The Partnership owns a majority interest in the Broadmoor Pines Joint Venture and, therefore, the accounts and operations of the Broadmoor Pines Joint Venture have been consolidated into those of the Partnership.

Through December 31, 1995, the Partnership has made cash payments in the form of capital contributions totaling $5,959,862 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

For the years ended December 31, 1995 1994 and 1993, the Broadmoor Pines Joint Venture had net income of $178,239, $193,494 and $101,663, respectively.

The Partnership has been designated the managing joint venture partner of the Broadmoor Pines Joint Venture and will have control over all decisions affecting the Broadmoor Pines Joint Venture and the property.

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

Losses from operations and depreciation for the Broadmoor Pines Joint Venture are allocated 100% to the Partnership.

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

6.  Investment in Partnership:

On November 5, 1990, the Partnership contributed $400,000 to purchase an approximate 8% interest in Casabella Associates, a general partnership among the Partnership, Development Partners II (A Massachusetts Limited Partnership)
("DPII") and Development Partners III (A Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $83,668 of acquisition costs, including $41,400 in acquisition fees paid to the General Partners. The difference between the partnership's carrying value of the investment in Casabella Associates and the amount of underlying equity in net assets is $65,345, representing a portion of the acquisition costs stated above that were not recorded on the books of Casabella Associates.

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

During 1995, 1994 and 1993, the Partnership received $15,640, $31,450 and $19,975, respectively, of cash distributions from Casabella Associates.

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at December 31, 1995 and 1994 are summarized as follows:

         Assets:                                                 1995               1994
           Property, plant and equipment                    $11,297,805        $11,250,034
           Accumulated depreciation                          (1,752,197)        (1,399,386)

             Property, plant and equipment, net               9,545,608          9,850,648

           Other assets                                         889,237            834,668

             Total assets                                   $10,434,845        $10,685,316

         Liabilities and partners' equity:
           Mortgage note payable                              6,994,549          7,093,963
           Other liabilities                                    125,170            126,735
             Total liabilities                                7,119,719          7,220,698

           Partners' equity                                   3,315,126          3,464,618

             Total liabilities and partners' equity         $10,434,845        $10,685,316

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

         Income:                                            1995              1994             1993
           Rental income                                $1,520,905         1,486,525       $1,416,184
           Other income                                    103,410            88,580           78,055
                                                         1,624,315         1,575,105        1,494,239
         Expenses and other deductions:
           General and administrative                       10,200            10,052           12,357
           Operations                                      561,516           521,969          485,226
           Depreciation and amortization                   375,234           371,172          370,229
           Interest                                        642,857           651,528          659,443
                                                         1,589,807         1,554,721        1,527,255
         Net income (loss)                            $     34,508      $     20,384     ($    33,016)


7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at December 31, 1995 and 1994, which consisted of the following:


                                                      1995                  1994
Canyon View ........................            $5,154,887            $5,228,197
Broadmoor ..........................             3,577,264             3,610,727

                                                $8,732,151            $8,838,924

Canyon View is subject to a nonrecourse first mortgage in the original principal amount of $5,380,000. Under the terms of the note, monthly principal and interest payments of $45,610, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Broadmoor is subject to a nonrecourse first mortgage in the principal amount of $3,650,000. Interest only at the rate of 8% was payable monthly for the first three years of the loan term. Commencing on September 15, 1993 monthly payments of $31,980 including principal and interest, at the rate of 9.75%, were payable. The balance of the note is payable on September 15, 1997.

Interest accrued at December 31, 1995 and 1994 consisted of $34,132 and $34,546, respectively, relating to the Canyon View and Broadmoor Pines Joint Ventures.

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997, respectively, are $116,824 and $8,615,327.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheet approximates the fair value of such notes.

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

9.  Related Party Transactions:

Due to affiliates at December 31, 1995 and 1994 consisted of $9,210 and $10,928, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

Due from affiliates of $392 consisted of expense reimbursements due from The Pines on Cheyenne Creek Joint venture, an affiliate of the general partners.

In 1995, 1994 and 1993, general and administrative expenses included $75,552, $63,300 and $61,555, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1995, 1994 and 1993, $121,209,  $129,737 and
$122,662 of property management fees had been paid or accrued to L'Auberge Management, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.

Rental payments of $15,800 were paid by L'Auberge Communities, Inc. to Broadmoor for two employee apartments.

10.  Book-Tax reconciliation of Net Income (Loss):

The reconciliation of the net income reported in the accompanying consolidated statements of operations to the net loss reported in the Partnership's 1995 U.S. Partnership Return of Income is as follows:

        Net income per consolidated statements of operations            $54,619
        Additional depreciation                                        (246,644)
        Deferred rental income                                       (    6,492)

        Net loss per federal tax return                               ($198,516)

11. Subsequent Event:

On March 22, 1996, the Partnership and certain affiliates entered into a letter of intent with Evans Withycombe, Inc. and certain of its affiliates ("EWI"). The transactions contemplated by the letter of intent, which are subject to the execution of definitive agreements, the receipt of any necessary lender consents and satisfaction of certain other conditions, as to which there can be no assurance, are intended to more definitively separate the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. The letter of intent provides, among other things, in consideration of a payment by the Partnership, DPII and DPIII to EWI totaling $71,009 ($5,681 of which would be the Partnership's portion), for EWI (i) to relinquish its contract to manage Casabella and its option to exercise its rights of first refusal with regard to the sale of the property and
(ii) to assign all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), resulting in the dissolution of the Casabella Joint Venture.