Form 10-Q
period 1996-03-31
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1996-05-28
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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
















                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS



                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                            March 31, 1996
                                             ---------------

                                 ASSETS                                     March 31,
                                                                              1996          December 31,
Property, at cost (Notes 2, 3, 5, and 7):                                  (Unaudited)          1995
                                                                           -----------          ----
  Land                                                                       $5,113,840        $5,110,277
  Buildings and improvements                                                 15,561,584        15,561,584
  Equipment, furnishings and fixtures                                         1,432,459         1,404,195
                                                                          --------------   ---------------

                                                                             22,107,883        22,076,056
  Less accumulated depreciation                                             (4,420,416)       (4,322,133)
                                                                          --------------   ---------------

                                                                             17,687,467        17,753,923

Cash and cash equivalents (Notes 2 and 4)                                       498,322           532,019
Short-term investments (Note 2)                                                 464,957           437,688
Real estate tax escrows                                                          56,568            29,457
Deposits and prepaid expenses                                                     4,168             4,168
Due from affiliates (Note 9)                                                        500               392
Investment in partnership (Notes 2 and 6)                                       343,447           348,504
Deferred expenses, net of accumulated
  amortization of $276,093 and $251,449                                          32,060            38,223
(Note 2)

                                                                          ==============   ===============
         Total assets                                                       $19,087,489       $19,144,374
                                                                          ==============   ===============

                                    LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 7)                                               8,703,953         8,732,151
Accounts payable                                                                 63,140            88,062
Accrued expenses                                                                194,724           171,283
Due to affiliates (Note 9)                                                       22,331             9,210
Rents received in advance                                                                               0
                                                                          -
Tenant security deposits                                                         65,430            67,430
                                                                          --------------   ---------------

         Total liabilities                                                    9,049,578         9,068,136

Commitments and contingencies (Note 11)
Partners' equity (Note 8)                                                    10,037,911        10,076,238
                                                                          --------------   ---------------

        Total liabilities and partners'                                     $19,087,489       $19,144,374
equity
                                                                          ==============   ===============







                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                           for the three months ended March 31, 1996 and 1995
                                              -------------



                                                                1996          1995
                                                                ----          ----

Rental income                                                   $667,672       $622,716

Rental operating expenses                                        286,088        254,419
                                                            ------------- --------------

Net rental operating income (exclusive of
items
  shown separately below)                                        381,584        368,297

Interest                                                         204,574        206,974
Depreciation and amortization                                    104,444        104,444

Other (income) and expenses:
  Interest income                                                (8,857)       (15,161)
  General and administrative (Note 9)                             58,266         41,957
  Equity in (income) loss from partnership (Note 6)              (2,235)        (3,238)
                                                            ------------- --------------
                                                                  47,174         23,558
                                                            ------------- --------------

Net income                                                       $25,392        $33,321
                                                            ============= ==============

Net income allocated to:
  General Partners                                                  $508           $666

  Per unit of Investor Limited
    Partner interest:
       36,411 units issued                                          0.68           0.90







                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                           for the three months ended March 31, 1996 and 1995
                                              -------------

                                                                            Investor           Total
                                                              General        Limited         Partners'
                                                              Partners      Partners           Equity

Balance at December 31, 1994                                    (67,017)     10,599,504        10,532,487

Cash distributions                                              (10,217)      (500,651)         (510,868)

Net income                                                         1,092         53,527            54,619
                                                            ------------- --------------   ---------------

Balance at December 31, 1995                                    (76,142)     10,152,380        10,076,238

Cash distributions                                                     0       (63,719)          (63,719)

Net income                                                           508         24,884            25,392
                                                            ------------- --------------   ---------------

Balance at March 31, 1996                                      ($75,634)    $10,113,545        10,037,911
                                                            ============= ==============   ===============








                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                           for the three months ended March 31, 1996 and 1995

                            Increase (decrease) in cash and cash equivalents
                                              -------------

                                                                1996          1995
                                                                ----          ----
Cash flows from operating activities:
  Interest received                                              $17,626        $15,161
  Cash received from operating revenue                           665,672        612,715
  Administrative expenses                                       (38,020)       (63,514)
  Rental operations expenses                                   (321,913)      (276,559)
  Interest paid                                                (204,574)      (207,074)
                                                            -------------------------------

Net cash provided by operating activities                        118,791         80,729

Cash flows from investing activities:
  Purchase of fixed assets                                      (31,827)              0
  Purchases of short-term investments                          (463,129)              0
  Proceeds from maturities of short-term investments             427,091         29,390
  Deposits                                                             0        (4,318)
  Distributions from partnership                                   7,292              0
                                                            -------------------------------

Net cash provided (used) by investing activities                (60,573)         25,072

Cash flows from financing activities:
  Distributions to partners                                     (63,719)      (139,328)
  Principal payments on mortgage note                           (28,198)       (26,005)
payable
                                                            ------------- --------------

Net cash used by financing activities                           (91,917)      (165,333)
                                                            ------------- --------------

Net increase (decrease) in cash and cash equivalents            (33,699)       (59,532)

Cash and cash equivalents at beginning of year                   532,019        176,028
                                                            ------------- --------------

 Cash and cash equivalents at end of year                       $498,320       $116,496
                                                            ============= ==============






                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                           for the three months ended March 31, 1996 and 1995

                            Increase (decrease) in cash and cash equivalents
                                              -------------


Reconciliation of net income to net cash provided by operating activities:

                                                                Three Months Ended
                                                                     March 31,
                                                                1996          1995
                                                                ----          ----
Net income                                                       $25,392        $33,321
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                    104,444        104,444
Equity in (income) loss from partnership                         (2,235)        (3,238)
Change in assets and liabilities net of
effects
  from investing and financing activities:
    (Increase) in real estate tax escrow                        (27,111)       (28,115)
    Decrease (increase) in accounts
      and interest receivable                                      8,769
    (Increase) decrease in prepaid expenses                                     (1,842)
                                                            -
    Increase (decrease) in accounts
      payable and accrued expenses                               (1,481)        (8,144)
    (Decrease) increase in due to (from)                          13,013        (5,696)
affiliates
    (Decrease) increase in rents received in advance                 (0)        (6,483)
    (Decrease) increase in tenant security deposits              (2,000)        (3,518)
                                                            ------------- --------------

Net cash provided by operating activities                       $118,791        $80,729
                                                            ============= ==============


                              DEVELOPMENT PARTNERS

                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At March 31, 1996, the total number of Limited Partners was 2,042. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the three months ended March 31, 1996, and 1995.

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

         C.  Short-term Investments

         At March 31, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $468,613, which mature in June 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1996 and December 31, 1995 consisted of the following:

                                                       1996             1995
                                                       ----             ----
Cash on hand                                      $   117,516       $   130,805
Certificate of deposit                                202,763           100,000
Money market accounts                                 178,043           301,214
                                                    ---------         ---------
                                                     $498,322          $532,019
                                                      =======          ========

4.  Joint Venture and Property Acquisitions:

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1996, the Partnership has contributed total capital of $6,715,984 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the years ended March 31, 1996 and 1995, the Canyon View Joint Venture had a net income of $17,558 and net income of $41,688, respectively.

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

Through March 31, 1996, the Partnership has made cash payments in the form of capital contributions totaling $5,959,862 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

For the three months ended March 31, 1996 and 1995, the Broadmoor Pines Joint Venture had net income of $55,646 and $12,292, respectively.

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

5.  Investment in Partnership:

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

On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under the terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan.
The balance of the note will be due on July 15, 1997.
6..  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at March 31, 1996 and December 31, 1995, which consisted of the following:

                                                    1996             1995
                                                    ----             ----
 Canyon View                                     $5,135,505        $5,154,887
 Broadmoor                                        3,568,448         3,577,264
                                                  ---------         ---------
                                                 $8,709,953        $8,732,151

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

Interest accrued at March 31, 1996 and 1995 consisted of $34,132 and $34,446, respectively, relating to the Canyon View and Broadmoor Pines Joint Ventures.

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997, respectively, are $116,824 and $8,615,327.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheet approximates the fair value of such notes.

7.  Partners' Equity:

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

8.  Related Party Transactions:

Due to affiliates at March 31, 1996 and 1995 consisted of $22,331 and $4,911, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of March 31, 1996 and 1995, general and administrative expenses included $21,991and $17,280, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The the three months ended March 31, 1996, and 1995, $32,047 and $30,832 of property management fees had been paid or accrued to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.



9. Subsequent Event:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties...In consideration of a payment by the Partnership, DPII and DPIII to EWI totaling $71,009 ($5,681 of which would be the Partnership's portion), for EWI (i) to relinquish its contract to manage Casabella and its option to exercise its rights of first refusal with regard to the sale of the property and
(ii) to assign all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), resulting in the dissolution of the Casabella Joint Venture.

================================================================================
                      BERRY AND BOYLE DEVELOPMENT PARTNERS
================================================================================
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                                       -6-





================================================================================

================================================================================

                                                        -9-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. As of March 31, 1996, $312,736 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net decrease in working capital reserves has been $6,428. This decrease resulted primarily from cash provided by operations of $118,791, offset by purchases of fixed assets totaling $31,827, distributions to partners of $63,719 and $28,198 of principal payments on mortgage notes payable.

Canyon View

As of March 31, 1996, the property was 89 % occupied, compared to 90 % approximately one year ago. At March 31, 1996 and 1995, the market rents for the various unit types were as follows:

     Unit Type                                             1996           1995
     ---------                                             ----           ----
  One bedroom one bath                                      725           $725
  Two bedroom two bath                                      810            810
  Two bedroom two bath w/den                                980            980

Broadmoor Pines

As of March 31, 1996, the property was 88.8% occupied, compared to 86 % approximately one year ago. At March 31, 1996 and 1994, the market rents for the various unit types were as follows:

     Unit Type                                               1996        1995
     ---------                                               ----        ----
 One bedroom two bath w/den                                  $864        $864
 Two bedroom two bath                                         975         975
 Two bedroom two bath w/den                                  1,175      1,175

Casabella

As of March 31, 1996, the property was 96 % occupied, compared to 95 % approximately one year ago. At March 31, 1996 and 1994, the average monthly rents collected for the various unit types were as follows:

      Unit Type                                              1996         1995
      ---------                                              ----         ----
 One bedroom two bath w/den                                  $805         $805
 Two bedroom two bath                                         930          930
 Two bedroom two bath w/den                                 1,136        1,136

Results of Operations

The Partnership's operating results for the three months ended March 31, 1996 consisted of interest earned on short-term investments of $8,209, administrative expenses of $58,256, the Partnership's share of the income from Casabella Associates of $2,235 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                     Canyon            Broadmoor
                                                      View               Pines
  Total revenue                                     $365,592            $302,728

  Expenses:
    General and administrative                            10                   0
    Operations                                       171,654             114,434
    Depreciation and amortization                     58,921              45,523
    Interest                                         117,449              87,125
    Equity in (income) loss from partnership             -                  -
                                            ----------------  ------------------
                                                     348,034             247,082
                                            ----------------  ------------------
    Net income                                       $17,558             $55,646
                                            ================  ==================


The Partnership's operating results for the three months ended March 31, 1995 consisted of interest earned on short-term investments of $14,775, administrative expenses of $38,675, the Partnership's share of the loss from Casabella Associates of $3,238 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                    Canyon            Broadmoor
                                                     View               Pines
   Revenue                                         $368,149            $254,953

   Expenses:
     General and administrative                       1,745               1,537
     Operations                                     146,728             107,691
     Depreciation and amortization                   58,921              45,523
     Interest                                       119,066              87,908
                                           -----------------   -----------------
                                                    326,460             242,659
                                           -----------------   -----------------
     Net income (loss)                              $41,689             $12,294
                                           =================   =================


Comparison of Operating Results for the Three Months Ended March 31, 1996 and 1995:

Interest income decreased 44% over the prior period as a result of lower interest rates on the Partnership's short term investments. General and administrative expenses increased 39% due to increased legal and accounting expense, as well as the costs associated with the transition of the Wellesley office to Colorado Springs. Operating expenses increased 12% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:


         Limited Partners               $ 63,719
         General Partners                   -
                                        $ 63,719

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


                                    DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)

          By: GP L'Auberge Communities, L.P., a California Limited Partnership, General Partner

          By:  L'Auberge Communities, Inc., its General Partner


          By:  ____/s/ Stephen B. Boyle________________
                       President




Date:  _________________________, 1996