Form 10-Q
period 1996-06-30
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1996-08-12
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-15511

                              Development Partners
                      (A Massachusetts Limited Partnership)
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2895800
- -------------------------------------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
- --------------

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

                                     CONSOLIDATED BALANCE SHEETS

                                               June 30,
                                                 1996
                                           ---------------

                                ASSETS                June 30
                                                        1996        December 31,
Property, at cost (Notes 2, 4, and 6):              (Unaudited)         1995
                                                   -----------      ----------
  Land .........................................   $  5,114,172    $  5,110,277
  Buildings and improvements ...................     15,561,584      15,561,584
  Equipment, furnishings and fixtures ..........      1,499,622       1,404,195
                                                   ------------    ------------

                                                     22,175,378      22,076,056
  Less accumulated depreciation ................     (4,521,577)     (4,322,133)
                                                   ------------    ------------

                                                     17,653,801      17,753,923

Cash and cash equivalents (Notes 2 and 3) ......        344,886         532,019
Short-term investments (Note 2) ................        454,015         437,688
Real estate tax escrows ........................         81,332          29,457
Deposits and prepaid expenses ..................          4,168           4,168
Due from affiliates (Note 8) ...................          6,356             392
Investment in partnership (Notes 2 and 5) ......        339,495         348,504
Deferred expenses, net of accumulated
  amortization of $288,413 and $276,093 (Note 2)         25,903          38,223

                                                   ------------    ------------
         Total assets ..........................   $ 18,909,956    $ 19,144,374
                                                   ============    ============

                                  LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 6) ......                8,675,093       8,732,151
Accounts payable ......................                  53,964          88,062
Accrued expenses ......................                 178,172         171,283
Due to affiliates (Note 8) ............                  (2,955)          9,210
Tenant security deposits ..............                  64,599          67,430
                                                    ------------    ------------

         Total liabilities ............               8,968,873       9,068,136

Commitments and contingencies (Note 10)
Partners' equity (Note 7) .............               9,941,083      10,076,238
                                                   ------------    ------------

        Total liabilities and partners'            $ 18,909,956    $ 19,144,374
equity
                                                   ============    ============







                                        DEVELOPMENT PARTNERS
                                (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                            -------------

                                            Six Months Ended                 Three Months Ended
                                                June 30                          June 30
                                             1996          1995             1996          1,995
                                             ----          ----             ----          -----

Rental income .......................   $ 1,281,204    $ 1,248,319    $   613,532    $   625,604

Rental operating expenses ...........       572,254        512,929        286,166        258,509
                                        -----------    -----------    -----------    -----------

Net rental operating income
 (exclusive of items
  shown separately below) ...........       708,950        735,390        327,366        367,095

Interest ............................       408,485        413,342        203,911        206,368
Depreciation and amortization .......       211,766        208,889        107,322        104,445
Other (income) and expenses:
  Interest income ...................       (17,950)       (29,662)        (9,093)       (14,501)
  General and administrative (Note 8)       119,448         89,720         61,182         47,763
  Equity in (income) loss
   from partnership (Note 5) ........        (5,082)        (1,969)        (2,847)         1,269
                                        -----------    -----------    -----------    -----------
                                            716,667        680,320        360,475        345,344
                                        -----------    -----------    -----------    -----------

Net income ..........................   ($    7,717)   $    55,070    ($   33,109)   $    21,751
                                        ===========    ===========    ===========    ===========

Net income allocated to:
  General Partners ..................   ($       77)   $     1,101    ($      331)   $       435

  Per unit of Investor Limited
    Partner interest:
       36,411 units issued ..........         (0.21)          1.48          (0.90)          0.59







                                        DEVELOPMENT PARTNERS
                                (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                              June 30, 1996
                                            -------------

                                                       Investor          Total
                                         General       Limited         Partners'
                                         Partners      Partners          Equity

Balance at December 31, 1994            (67,017)     10,599,504       10,532,487

Cash distributions                      (10,217)      (500,651)        (510,868)

Net income                                1,092         53,527           54,619
                                    ------------ --------------   --------------

Balance at December 31, 1995            (76,142)     10,152,380       10,076,238

Cash distributions                          -         (127,439)        (127,439)

Net income                                  (77)        (7,640)          (7,717)
                                  ------------- --------------   --------------

Balance at June 30, 1996               ($76,219)    $10,017,302        9,941,083
                                   ============= ==============   ==============











                                        DEVELOPMENT PARTNERS
                                (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              June 30, 1996

                          Increase (decrease) in cash and cash equivalents
                                            -------------

                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Interest received ............................   $    24,100    $    29,662
  Cash received from operating revenue .........     1,278,373      1,235,893
  Administrative expenses ......................      (146,054)      (111,016)
  Rental operations expenses ...................      (642,865)      (563,033)
  Interest paid ................................      (408,485)      (413,544)
                                                    ------------     ---------

Net cash provided by operating activities ......       105,069        177,962

Cash flows from investing activities:
  Purchase of fixed assets .....................       (99,322)        (9,894)
  Proceeds from maturities of short-term .......       (22,477)       190,982
investments
  Distributions from partnership ...............        14,092          9,520
                                                    -----------     ----------

Net cash provided (used) by investing activities      (107,707)       190,608

Cash flows from financing activities:
  Distributions to partners ....................      (127,438)      (278,655)
  Principal payments on mortgage note payable ..       (57,058)       (52,305)
  Decrease (increase) in deposits ..............          --            5,650
                                                   -----------    -----------


Net cash used by financing activities ..........      (184,496)      (325,310)
                                                   -----------    -----------

Net increase (decrease) in cash and cash .......      (187,134)        43,260
equivalents

Cash and cash equivalents at beginning of year .       532,019        176,028
                                                   -----------    -----------

Cash and cash equivalents at end of year .......   $   344,886    $   219,288
                                                   ===========    ===========






                                        DEVELOPMENT PARTNERS
                                (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              June 30, 1996

                          Increase (decrease) in cash and cash equivalents
                                      ------------- --------------

Reconciliation of net income to net cash provided by operating activities:

                                                   Six months ended
                                                       June 30
                                                 1996            1995
Net income .................................   ($  7,717)   $  55,070
Adjustments to reconcile net income to net
cash
  provided by operating activities:
Depreciation and amortization ..............     211,766      208,889
Equity in (income) loss from ...............      (5,082)      (1,969)
partnership
Change in assets and liabilities
net of effects
  from investing and financing
activities:
    (Increase) in real estate tax ..........     (51,875)          (3)
escrow
    Decrease (increase) in accounts
      and interest receivable ..............       6,150       (3,510)
    (Increase) decrease in prepaid .........      (1,842)
expenses ...................................        --
    Increase (decrease) in accounts
      payable and accrued expenses .........     (27,213)     (57,861)
    (Decrease) increase in due to (from) ...     (18,129)      (8,386)
affiliates
    (Decrease) increase in rents received in          (0)      (6,483)
advance
    (Decrease) increase in tenant security .      (2,831)      (5,943)
deposits
                                               ---------    ---------

Net cash provided by operating activities ..   $ 105,069    $ 177,962
                                               =========    =========




===============================================================================
                              DEVELOPMENT PARTNERS
===============================================================================
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                                                                 12
1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At June 30, 1996, the total number of Limited Partners was 2,042. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the three months ended June 30, 1996, and 1995.

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

         C.  Short-term Investments

         At June 30, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $454,015, which mature in September 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1996 and December 31, 1995 consisted of the following:

                          1996        1995
                          ----        ----
Cash on hand .........   $ 21,091   $130,805
Certificate of deposit    202,763    100,000
Money market accounts     121,032    301,214
                         --------   --------

                         $344,886   $532,019
                         ========   ========

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1996, the Partnership has contributed total capital of $6,733,339 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the years ended June 30, 1996 and 1995, the Canyon View Joint Venture had a net loss of $16,891 and net loss of $10,561, respectively.

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

Through June 30, 1996, the Partnership has made cash payments in the form of capital contributions totaling $5,966,577 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

For the three months ended June 30, 1996 and 1995, the Broadmoor Pines Joint Venture had net income of $106,874 and $42,458, respectively.

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

6..  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at June 30, 1996 and December 31, 1995, which consisted of the following:

                 1996         1995
                 ----         ----
Canyon View   $5,115,678   $5,154,887
Broadmoor .    3,559,415    3,577,264
              ----------   ----------

              $8,675,093   $8,732,151

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

Interest accrued at June 30, 1996 and 1995 consisted of $34,132 and $34,446, respectively, relating to the Canyon View and Broadmoor Pines Joint Ventures.

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

8.  Related Party Transactions:

Due to affiliates at June 30, 1996 and 1995 consisted of $2,955 and $4,911, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of June 30, 1996 and 1995, general and administrative expenses included $36,981 and $34,966, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The the three months ended June 30, 1996, and 1995, $59,746 and $63,407 of property management fees had been paid or accrued to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.



9. Significant Event:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties. In consideration of a payment by the Partnership, DPII and DPIII to EWI totaling $71,009 ($5,681 of which would be the Partnership's portion), and delievery of certain mutual releases, EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture.

===============================================================================

                                                       -13-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. As of June 30, 1996, $336,806 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net decrease in working capital reserves has been $170,806. This decrease resulted primarily from cash provided by operations of $105,069, offset by purchases of fixed assets totaling $99,322, distributions to partners of $124,438 and $57,058 of principal payments on mortgage notes payable.

Canyon View

As of June 30, 1996, the property was 77 % occupied, compared to 84 % approximately one year ago. At June 30, 1996 and 1995, the market rents for the various unit types were as follows:

Unit Type                    1996   1995
- ---------                    ----   ----
One bedroom one bath .....    725   $725
Two bedroom two bath .....    810    810
Two bedroom two bath w/den    980    980

Broadmoor Pines

As of June 30, 1996, the property was 94% occupied, compared to 92 % approximately one year ago. At June 30, 1996 and 1994, the market rents for the various unit types were as follows:

       Unit Type .........     1996     1995
- --------------------------   ------   ------
One bedroom two bath w/den   $  885   $  864
Two bedroom two bath .....      995      975
Two bedroom two bath w/den    1,195    1,175

Casabella

As of June 30, 1996, the property was 74 % occupied, compared to 73 % approximately one year ago. At June 30, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:

       Unit Type .........     1996     1995
- --------------------------   ------   ------
One bedroom two bath w/den   $  820   $  805
Two bedroom two bath .....      950      930
Two bedroom two bath w/den    1,160    1,136

Results of Operations

The Partnership's operating results for the three months ended June 30, 1996 consisted of interest earned on short-term investments of $8,447, administrative expenses of $58,256, the Partnership's share of the loss from Casabella Associates of $2,846 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                    Canyon      Broadmoor
                                     View        Pines
Revenue .......................   $ 306,663    $ 307,545

Expenses:
  General and administrative ..           0            0
  Operations ..................     163,167      122,999
  Depreciation and amortization      60,911       46,411
  Interest ....................     117,004       86,901
                                  ---------    ---------
                                    341,082      256,317
                                  ---------    ---------
Net Income (loss) .............   ($ 34,449)   $  51,228
                                  =========    =========


The Partnership's operating results for the three months ended June 30, 1995 consisted of interest earned on short-term investments of $14,228, administrative expenses of $44,227, the Partnership's share of the loss from Casabella Associates of $1,269 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                   Canyon    Broadmoor
                                    View      Pines
Revenue .......................   $334,461   $291,416

Expenses:
  General and administrative ..      1,800      1,736
  Operations ..................    144,521    113,988
  Depreciation and amortization     58,921     45,524
  Interest ....................    118,658     87,710
                                  --------   --------
                                   323,900    248,958
                                  --------   --------
Net loss ......................   $ 10,561   $ 42,458
                                  ========   ========


The Partnership's operating results for the six months ended June 30, 1996 consisted of interest earned on short-term investments of $19,656, administrative expenses of $119,438, the Partnership's share of the income from Casabella Associates of $5,082 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                               Canyon       Broadmoor
                                                View         Pines
Total revenue ............................   $ 672,225    $ 610,273

Expenses:
  General and administrative .............          10            0
  Operations .............................     334,821      237,433
  Depreciation and amortization ..........     119,832       91,934
  Interest ...............................     234,453      174,032
  Equity in (income) loss from partnership        --           --
                                             ---------    ---------
                                               689,116      503,399
                                             ---------    ---------
Net income ...............................   ($ 16,891)   $ 106,874
                                             =========    =========

The Partnership's operating results for the six months ended June 30, 1995 consisted of interest earned on short-term investments of $29,003, administrative expenses of $82,902, the Partnership's share of the income from Casabella Associates of $1,969 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                   Canyon    Broadmoor
                                    View      Pines
Total revenue .................   $702,609   $546,369

Expenses:
  General and administrative ..      3,545      3,273
  Operations ..................    291,249    221,680
  Depreciation and amortization    117,842     91,047
  Interest ....................    237,724    175,618
                                  --------   --------
                                   650,360    491,618
                                  --------   --------
Net income (loss) .............   $ 52,249   $ 54,751
                                  ========   ========



Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995:

Interest income decreased 39% over the prior period as a result of lower amount of working capital invested in the on the Partnership's short term investments. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. In addition, the one-time cost of the Evans Withycombe termination ($6,881) and its related legal cost were incurred in May and June of 1996. In the aggregate, total operating expenses of the Partnership increased 15% in the first six months of 1996 as compared with the same period in 1995, and are expected to decline in the second half of 1996 as compared with the first half of 1996.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:


         Limited Partners              $ 127,438
         General Partners                              -
                                        $127,438

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