Form 10-Q
period 1996-09-30
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1996-11-15
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-15511

                              Development Partners
                      (A Massachusetts Limited Partnership)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2895800
--------------------------------------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 576-5122
                     (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS

                               September 30, 1996
                                 ---------------

                                ASSETS            September 30
                                                      1996         December 31,
Property, at cost (Notes 2, 4, and 6):             (Unaudited)         1995
                                                  -----------       -----------
  Land .........................................   $  5,114,512    $  5,110,277
  Buildings and improvements ...................     15,561,584      15,561,584
  Equipment, furnishings and fixtures ..........      1,577,251       1,404,195
                                                   ------------    ------------

                                                     22,253,347      22,076,056
  Less accumulated depreciation ................     (4,622,737)     (4,322,133)
                                                   ------------    ------------

                                                     17,630,610      17,753,923

Cash and cash equivalents (Notes 2 and 3) ......        361,407         532,019
Short-term investments (Note 2) ................        358,036         437,688
Real estate tax escrows ........................         54,221          29,457
Deposits and prepaid expenses ..................          6,280           4,168
Due from affiliates (Note 8) ...................          9,551             392
Investment in partnership (Notes 2 and 5) ......        319,250         348,504
Deferred expenses, net of accumulated
  amortization of $294,575 and $276,093 (Note 2)         19,741          38,223

                                                   ------------    ------------
         Total assets ..........................   $ 18,759,096    $ 19,144,374
                                                   ============    ============

                        LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable (Note 6) .......     8,645,557     8,732,151
Accounts payable ......................        88,649        88,062
Accrued expenses ......................       167,785       171,283
Due to affiliates (Note 8) ............         6,588         9,210
Tenant security deposits ..............        61,627        67,430
                                          -----------   -----------

         Total liabilities ............     8,970,206     9,068,136

Partners' equity (Note 7) .............     9,788,890    10,076,238
                                          -----------   -----------

        Total liabilities and partners'   $18,759,096   $19,144,374
equity
                                          ===========   ===========

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  -------------

                                                             Nine Months Ended           Three Months Ended
                                                               September 30                 September 30,
                                                            1996          1995           1996          1995
                                                             ----          ----           ----          -----
Rental income .....................................   $ 1,861,690    $ 1,845,971    $   580,485    $   597,652
  Interest income .................................       24,295          42,231          6,345         12,569
                                                      -----------    -----------    -----------    -----------
                                                        1,885,985      1,888,202        586,830        610,221

Expenses:
Rental operating expenses .........................       868,053        818,469        295,799        305,540
Interest ..........................................       611,719        619,091        203,234        205,749
Depreciation and amortization .....................       319,087        313,332        107,321        104,443
General and administrative (Note 8) .............         180,903        129,859         61,455         40,139
Equity in (income) loss from partnership (Note 5)           2,413          2,219          7,495          4,188
                                                      -----------    -----------    -----------    -----------
                                                        1,982,175      1,882,970        675,304        660,059
                                                      -----------    -----------    -----------    -----------

Net income ........................................   ($   96,190)   $     5,232    ($   88,474)   ($   49,838)
                                                      ===========    ===========    ===========    ===========

Net income allocated to:
  General Partners ................................   ($      962)   $       105    ($      885)   ($      498)

  Per unit of Investor Limited
    Partner interest:
       36,411 units issued ........................         (2.62)          0.14          (2.41)         (1.36)


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                               September 30, 1996
                                  -------------

                                                     Investor          Total
                                       General        Limited         Partners'
                                       Partners      Partners          Equity

Balance at December 31, 1994           (67,017)     10,599,504       10,532,487

Cash distributions                      (10,217)      (500,651)        (510,868)

Net income                                1,092         53,527           54,619
                                   ------------- --------------   --------------
Balance at December 31, 1995           (76,142)     10,152,380       10,076,238

Cash distributions                                    (191,158)        (191,158)
                                          -
Net income                                 (962)       (95,228)         (96,190)
                                   ------------- --------------   --------------

Balance at September 30, 1996         ($77,104)     $9,865,994        9,788,890
                                   ============= ==============   ==============






                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               September 30, 1996

                Increase (decrease) in cash and cash equivalents
                                  -------------

                                                          1996           1995
                                                   -----------    -----------
Cash flows from operating activities:
  Interest received ............................   $    29,619    $    42,231
  Cash received from operating revenue .........     1,855,887      1,831,225
  Administrative expenses ......................      (190,841)      (142,911)
  Rental operations expenses ...................      (897,577)      (813,318)
  Interest paid ................................      (611,719)      (619,398)
                                                                  -----------

Net cash provided by operating activities ......       185,369        297,829

Cash flows from investing activities:
  Purchase of fixed assets .....................      (177,291)       (29,523)
  Proceeds from maturities of short-term .......        74,332        380,765
investments
  Deposits .....................................        (2,112)
                                                                  -----------
  Distributions from partnership ...............        26,842         13,940
                                                                  -----------

Net cash provided (used) by investing activities       (78,229)       365,182

Cash flows from financing activities:
  Distributions to partners ....................      (191,158)      (417,983)
  Principal payments on mortgage note payable ..       (86,594)         5,422
  Decrease (increase) in deposits ..............          --          (79,224)
                                                   -----------    -----------
                                                   -----------    -----------

Net cash used by financing activities ..........      (277,752)      (491,785)
                                                   -----------    -----------

Net increase (decrease) in cash and cash .......      (170,612)       171,226
equivalents

Cash and cash equivalents at beginning of year .       532,019        176,028
                                                   -----------    -----------

Cash and cash equivalents at end of year .......   $   361,407    $   347,254
                                                   ===========    ===========

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               September 30, 1996

                Increase (decrease) in cash and cash equivalents
                                  -------------


Reconciliation of net income to net cash provided by operating activities:

                                                          Nine months ended
                                                             September 30
                                                          1996          1995
                                                          ----          ----
Net income ........................................   ($ 96,190)   $   5,232
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization .....................     319,087      313,332
Equity in (income) loss from partnership ..........       2,413        2,219
Change in assets and liabilities net of
effects
  from investing and financing
activities:
    (Increase) in real estate tax escrow ..........     (24,764)     (28,119)
    Decrease (increase) in accounts
      and interest receivable .....................       5,324       (4,998)
    Increase (decrease) in accounts
      payable and accrued expenses ................      (2,917)      32,251
    (Decrease) increase in due to (from) affiliates     (11,781)      (7,342)
    (Decrease) increase in rents received in ......      (6,483)
advance ...........................................        --
    (Decrease) increase in tenant security deposits      (5,803)      (8,263)
                                                      ---------    ---------

Net cash provided by operating activities .........   $ 185,369    $ 297,829
                                                      =========    =========





================================================================================
                              DEVELOPMENT PARTNERS
================================================================================
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------




1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At September 30, 1996, the total number of Limited Partners was 2,042. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1996, and 1995.

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

         C.  Short-term Investments

         At September 30, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $358,036, which mature in March 1997. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1996 and December 31, 1995 consisted of the following:

                                              1996             1995
                                              ----             ----
Cash on hand (Sweep Account)            $   361,407       $   130,805
Certificate of deposit                                        100,000
Money market accounts                         -               301,214
                                          ----------         ---------
                                           $361,407          $532,019
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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1996, the Partnership has contributed total capital of $6,789,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the years ended September 30, 1996 and 1995, the Canyon View Joint Venture had a net loss of $94,648 and net loss of $19,448, respectively.

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

Through September 30, 1996, the Partnership has made cash payments in the form of capital contributions totaling $6,008,577 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

For the nine months ended September 30, 1996 and 1995, the Broadmoor Pines Joint Venture had net income of $158,762 and $157,394, respectively.

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

6..  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at September 30, 1996 and December 31, 1995, which consisted of the following:

                                                1996             1995
                                                ----             ----
  Canyon View                                $5,095,396        $5,154,887
  Broadmoor                                   3,550,161         3,577,264
                                              ---------         ---------
                                             $8,645,557        $8,732,151

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

Interest accrued at September 30, 1996 and 1995 consisted of $34,132 and $34,239, respectively, relating to the Canyon View and Broadmoor Pines Joint Ventures.

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

8.  Related Party Transactions:

Due to affiliates at September 30, 1996 and 1995 consisted of $2,846 and $3,265, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of September 30, 1996 and 1995, general and administrative expenses included $52,463 and $50,415, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The nine months ended September 30, 1996, and 1995, $81,988 and $92,033 of property management fees had been paid or accrued to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.



9. Significant Event:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties. In consideration of a payment by the Partnership, DPII and DPIII to EWI totaling $71,009 ($5,681 of which would be the Partnership's portion), and delivery of certain mutual releases, EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture.

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $8,682.50, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Broadmoor Joint Venture to the Partnership, and (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Broadmoor Joint Venture.

================================================================================

                                                       -14-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. As of September 30, 1996, $435,055 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net decrease in working capital reserves has been $250,264. This decrease resulted primarily from cash provided by operations of $185,369, offset by purchases of fixed assets totaling $177,291, distributions to partners of $191,158 and $86,594 of principal payments on mortgage notes payable.

Canyon View

As of September 30, 1996, the property was 74% occupied, compared to 78% approximately one year ago. At September 30, 1996 and 1995, the market rents for the various unit types were as follows:

                        Unit Type                      1996           1995
                        ---------                      ----           ----
                  One bedroom one bath                  725           $725
                  Two bedroom two bath                  810            810
                  Two bedroom two bath w/den            980            980

Broadmoor Pines

As of September 30, 1996, the property was 93% occupied, compared to 94% approximately one year ago. At September 30, 1996 and 1994, the market rents for the various unit types were as follows:

                         Unit Type                       1996        1995
                         ---------                       ----        ----
                  One bedroom two bath w/den             $885        $864
                  Two bedroom two bath                    995         975
                  Two bedroom two bath w/den            1,195       1,175

Casabella

As of September 30, 1996, the property was 73% occupied, compared to 90% approximately one year ago. At September 30, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:

                         Unit Type                      1996         1995
                         ---------                      ----         ----
                  One bedroom two bath w/den            $820         $805
                  Two bedroom two bath                   950          930
                  Two bedroom two bath w/den           1,160        1,136

Results of Operations

The Partnership's operating results for the three months ended September 30, 1996 consisted of interest earned on short-term investments of $6,345, administrative expenses of $61,455, the Partnership's share of the loss from Casabella Associates of $7,494 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                    Canyon      Broadmoor
                                     View        Pines
Revenue .......................   $ 272,190    $ 308,295

Expenses:
  General and administrative
  Operations ..................     172,488      123,311
  Depreciation and amortization      60,911       46,410
  Interest ....................     116,548       86,686
                                  ---------    ---------
                                    349,947      256,407
                                  ---------    ---------
Net Income (loss) .............   ($ 77,757)   $  51,888
                                  =========    =========

The Partnership's operating results for the three months ended September 30, 1995 consisted of interest earned on short-term investments of $12,371, administrative expenses of $36,496, the Partnership's share of the loss from Casabella Associates of $4,188 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                    Canyon      Broadmoor
                                     View         Pines
Revenue .......................   $ 295,938    $ 301,912

Expenses:
  General and administrative ..       1,843        1,800
  Operations ..................     188,632      116,908
  Depreciation and amortization      58,920       45,523
  Interest ....................     118,240       87,509
                                  ---------    ---------
                                    367,635      251,740
                                  ---------    ---------
Net income (loss) .............   ($ 71,697)   $  50,172
                                  =========    =========

The Partnership's operating results for the nine months ended September 30, 1996 consisted of interest earned on short-term investments of $24,295, administrative expenses of $180,903, the Partnership's share of the income from Casabella Associates of $2,413 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                                   Canyon                  Broadmoor
                                                                    View                     Pines
Total revenue .........................................   $ 944,416      918,568

Expenses:
  General and administrative .....................                            10
  Operations ........................  ................     507,309      360,744
  Depreciation and amortization .......................     180,743      138,344
  Interest ...........................................      351,001      174,032
Total Expenses                                            1,039,063      759,806
                                                          ---------    ---------
Net income ............................... ............   ($ 94,647)   $ 158,762
                                                          =========    =========

The Partnership's operating results for the nine months ended September 30, 1995 consisted of interest earned on short-term investments of $41,374, administrative expenses of $119,398, the Partnership's share of the loss from Casabella Associates of $2,219 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                                  Canyon                    Broadmoor
                                                                    View                         Pines
Total revenue ....................................   $   998,547    $   848,281

Expenses:
  General and administrative ... .................         5,388          5,073
  Operations .....................................       479,881        338,588
  Depreciation and amortization .  ...............       176,762        136,570
  Interest .......................................       355,964        263,127
                                                      -----------    -----------
                                                        1,017,995        743,358
                                                      -----------    -----------
Net income (loss) .................................   ($   19,448)   $   104,923
                                                      ===========    ===========

Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995:

Interest income decreased 41% over the prior period as a result of lower amount of working capital invested in the Partnership's short term investments. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. Furthermore, consistent with the Partnership's disposition strategy, annual audit fees were moved from the property level to the investment partnership level to more accurately present on-site operational costs of the properties. Consequently, the general and administrative expenses of the Partnership increased 38% in the first nine months of 1996 as compared with the same period in 1995. In addition, the one-time cost of the Evans Withycombe termination ($6,881)and the cost of the Highland termination ($8,682) and its related legal cost were incurred in May , June and July of 1996.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:


         Limited Partners              $ 191,158
         General Partners                   -
                                       $191,158

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