Form 10-K
period 1996-12-31
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1997-03-31
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

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

Documents incorporated by reference:  None

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

The primary business of the Partnership is to invest in, operate and ultimately dispose of a diversified portfolio of income-producing residential real properties through its joint venture partner interest in such properties. Descriptions of such properties are included below in Item 2. as well as in Note 5 of the Notes to the Consolidated Financial Statements.

From time to time, the Partnership expects to sell its properties taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of the properties will not be reinvested by the Partnership or its joint ventures, but will ultimately be distributed to the partners so that the Partnership will, in effect, be self-liquidating. Under the terms of the various joint venture agreements, the Partnership has control over the decision to sell a property.

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

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm and developer of the property known as L'Auberge Broadmoor, which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $8,683, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Broadmoor Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Broadmoor Joint Venture. Highland may still share in cash flow distributions or proceeds from sales if certain performance levels are met.

On-site management of two of the Partnership's properties, L'Auberge Broadmoor ("Broadmoor"), formerly Broadmoor Pines, and L'Auberge Canyon View ("Canyon
View), as well as Casabella is currently provided by an affiliate of the General Partners. The terms of such property management services between the Partnership and property managers are embodied in a written management agreement with respect to each property. The property manager in each case receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the localities in which the properties are located. These fees do not exceed 4% of the gross revenues from each property.

It is the responsibility of the General Partners to select or approve property managers and to supervise their performance. Property managers are responsible for on-site operations and maintenance, generation and collection of rental income and payment of operating expenses.



The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements, bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's administrative expenses are paid out of the Partnership's share of such cash flow from the various joint ventures and from interest income which the Partnership earns on its short-term investments.

The Partnership's investments in real estate are also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-bidding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

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


ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in the Canyon View Joint Venture, an Arizona joint venture that owns and operates Canyon View, a 168-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $5,300,000. The Partnership owns and operates Broadmoor, a 108-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,650,000. The ownership of Broadmoor was formerly structured as a Joint Venture of which the Partnership owned a majority interest. With regard to the termination of the Broadmoor Joint Venture, see Note 5 of the Notes to Consolidated Financial Statements. The Partnership also owns a minority interest in Casabella Associates, which owns and operates Casabella, a 154-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original amount of $7,320,000. With regard to the termination of the Casabella Joint Venture, see Note 6 of the Notes to Consolidated Financial Statements.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily rental property located in Tucson, Arizona, known as Canyon View. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1996, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits and to fund certain capital improvements. In addition to the contributions above, the Partnership also incurred $745,902 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of February 25, 1997, the property was 96% occupied, compared to 92% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

      Unit Type ..........   1996   1995
--------------------------   ----   ----
One bedroom one bath .....   $725   $725
Two bedroom two bath .....    810    810
Two bedroom two bath w/den    980    980

Broadmoor

On October 12, 1988, the Partnership acquired Broadmoor, a 108-unit multifamily rental property located in Colorado Springs, Colorado, and simultaneously contributed the property to a joint venture comprised of the Partnership and the developer of the property. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1996, the Partnership has contributed total capital of $6,051,022 to the Broadmoor Pines Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition to the contributions above, the Partnership also incurred $684,879 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of February 25, 1997, the property was 92% occupied, compared to 86% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

       Unit Type .........     1996     1995
--------------------------   ------   ------
One bedroom two bath w/den   $  875   $  864
Two bedroom two bath .....      975      975
Two bedroom two bath w/den    1,175    1,175

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

As of February 25, 1997, the property was 99% occupied, compared to 98% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

       Unit Type .........     1996     1995
--------------------------   ------   ------
One bedroom two bath w/den   $  820   $  820
Two bedroom two bath .....      950      943
Two bedroom two bath w/den    1,185    1,170

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

The number of holders of Units as of December 31, 1996 was 2,030.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1996 and 1995 were paid as follows:


                     Date of
 Quarter Ended ...   Payment               Amount
------------------   -----------------   --------
March 31, 1995 ...   May 15, 1995        $136,541
June 30, 1995 ....   August 15, 1995     $136,541
September 30, 1995   November 15, 1995   $ 91,028
December 31, 1995    February 15, 1996   $ 63,719
March 31, 1996 ...   May 15, 1996        $ 63,719
June 30, 1996 ....   August 15, 1996     $ 63,719
September 30, 1996   November 15, 1996   $ 63,719
December 31, 1996    February 28, 1997   $ 63,719


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand, LLP, whose reports for the periods ended December 31, 1996, 1995 and 1994 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.


                                                                              Year Ended
                                               --------------------------------------------------------------------------
                                                              -----------------------------------------------------------
                                                  12/31/96       12/31/95       12/31/94      12/31/93       12/31/92
Rental income                                      $2,427,779     $2,444,585     $2,598,360    $2,441,256     $2,199,937
Net income (loss)                                  $(217,956)        $54,619       $227,996       $25,664     ($369,802)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit
    Aggregate 36,411 Units                            $(5.93)          $1.47          $6.14         $0.69       ($10.05)
   General Partners                                  $(2,180)         $1,092         $4,560          $513       ($3,698)

Cash distributions to Partners:
   Limited Partners - Per Unit
    Aggregate 36,411 Units                              $7.00         $13.75         $19.25         $9.50          $5.25
   General Partners                                    $5,202        $10,217        $14,304        $7,059         $3,901

Total assets                                      $18,518,721    $19,144,374    $19,675,617   $20,241,217    $20,640,755
Long term obligations                              $8,615,326     $8,732,151     $8,838,924    $8,935,644     $9,006,141

Long term obligations become due in 1997. The Partnership intends to refinance this debt prior to the due date.

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

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,277,559 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of
$1,140,679 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through December 31, 1996, $577,499 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with
Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1997 are adequate to meet the Partnership's operating cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's properties, the General Partners do not anticipate having sufficient cash flow to retire this debt. As these mortgage notes payable are due in fiscal 1997, the Partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. In 1996, the aggregate net decrease in working capital reserves was $431,972. This decrease resulted primarily from cash provided by operations of $200,326 and $40,017 of distributions from Casabella, offset by $287,833 of fixed asset additions, distributions to partners of $260,079 and $116,825 of principal payments on mortgage notes payable

In 1995, the aggregate net decrease in working capital reserves was $189,776. This decrease resulted primarily from cash provided by operations of $508,779 and $15,640 of distributions from Casabella, offset by $98,858 of fixed asset additions, distributions to partners of $510,868 and $106,773 of principal payments on mortgage notes payable.

For the year ended December 31, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View and Broadmoor Pines joint ventures, the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                    Canyon       Broadmoor         Investment   Consolidated
                                                     View          Pines          Partnership      Totals
Total revenue                                      $1,212,061      $1,218,002         $29,545     $2,459,608

Expenses:
  General and administrative                               10               0         245,117        245,127
  Operations                                          684,240         477,662                      1,161,902
                                                                                     -
  Depreciation and amortization                       251,459         189,993                        441,452
                                                                                     -
  Interest                                            466,778         347,028                        813,806
                                                                                     -
  Equity in (income) loss from partnership            -              -                 15,277         15,277
                                                 ------------- --------------- ---------------
                                                                                                -------------
                                                    1,402,487       1,014,683         260,394      2,677,564
                                                 ------------- --------------- ---------------  -------------
Net income (loss)                                  ($190,426)        $203,319      ($230,849)     ($217,956)
                                                 ============= =============== ===============  =============

For the year ended December 31, 1995, the Partnership's operating results were comprised of the income and expenses from the Canyon View and Broadmoor Pines joint ventures, the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below

                                                    Canyon         Broadmoor       Partnership  Consolidated
                                                     View            Pines               Level        Totals
Total revenue                                       $1,303,606      $1,141,950         $51,697    $2,497,253

Expenses:
  General and administrative                             7,208           7,021         163,439       177,668
  Operations                                           597,918         422,394        -            1,020,312
  Depreciation and amortization                        239,665         183,868        -              423,533
  Interest                                             473,776         350,428        -              824,204
  Equity in (income) loss from partnership             -               -               (3,083)       (3,083)
                                                 --------------  --------------
                                                                                --------------- -------------
                                                     1,318,567         963,711         160,356     2,442,634
                                                 --------------  -------------- --------------- -------------
Net income (loss)                                    ($14,961)        $178,239      ($108,659)       $54,619
                                                 ==============  ============== =============== =============

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

                                          Canyon       Broadmoor   Partnership       Consolidated
                                           View          Pines           Level             Totals
Total revenue                            $1,432,466    $1,167,557      $41,302         $2,641,325

Expenses:
  General and administrative                  7,679         7,534      140,286           $155,499
  Operations                                578,062       425,718      -               $1,003,780
  Depreciation and amortization             234,919       187,035      -                 $421,954
  Interest                                  480,210       353,776      -                 $833,986
  Equity in (income) loss from               -             -           (1,890)           ($1,890)
partnership
                                        ------------   -------------------------------------------
                                          1,300,870       974,063      138,396          2,413,329
                                        ------------   ------------------------   ----------------
Net income (loss)                          $131,596      $193,494    ($97,094)           $227,996
                                        ============   ========================   ================


Comparison of 1996 and 1995 Operating Results:

The total revenue decreased by 2% (37,645),of which $20,839 was due to lower interest income. Rental operating expenses increased $141,590 (14%) due primarily to increases in advertising and promotion, salaries and maintenance and repair costs. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased the Partnerships costs. Consequently, the general and administrative expenses of the Partnership increased 38% or $67,459 in 1996 as compared with 1995. Included is a one-time cost of the Evans Withycombe termination ($5,681) and the cost of the Highland termination ($8,683) and its related legal cost were incurred in May, June and July of 1996. (Refer to Note 5 and Note 6 of the Notes to Consolidated Financial Statements).

Comparison of 1995 and 1994 Operating Results:

The total revenue decreased $144,072, or 5% from the prior year, primarily as a result of lower occupancy at Canyon View and Broadmoor. Broadmoor's occupancy declined during the first quarter of 1995 and improved steadily during the remainder of the year. Canyon View occupancy declined as a result of increased competition from newly developed properties in its immediate market area. This lower occupancy existed through most of 1995, but improved to 92% occupancy. Interest income increased $9,703 or 23% in 1995, as a result of higher interest rates earned on money market accounts and short-term investments. General and administrative expenses increased $22,169 or 14%, due primarily to increased salary expense allocations and printing and mailing costs. Fixed asset purchases increased $91,206 from $7,652 in 1994 to $98,858 in 1995 and included such items as carpet, floor tile and other replacements. As a result of the factors described above, distributions to partners decreased $204,347 from $715,215 in 1994 to $510,868 in 1995.

Projected 1997 Operating Results:

Although there can be no assurance that the Partnership will dispose of any or all of its properties during 1997, consistent with the Partnership's disposition strategy the Partnership will continue to seek to do so. In the event that the Partnership were to dispose of any property during 1997, operating results of the Partnership would vary significantly from those achieved in prior periods.

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

None

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the General Partners is set forth below:

L'Auberge Realty Advisors

Stephen B. Boyle, age 56, is President, Executive Officer and Director of L'Auberge Communities, Inc. (formerly Berry and Boyle Inc.) and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

      Name                                            Position

Stephen B. Boyle                            See above

Earl C. Robertson                           Executive Vice President and
                                             Chief Financial Officer

Donna Popke                                 Vice President and Secretary

Earl C. Robertson, age 48, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995.

Donna Popke, age 37, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed with Olive & Associates in Denver, Colorado in the field of public accounting for six years and later from 1989 to 1995 with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1996, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 8 and 9 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

         Net Cash From Operations distributed during 1996
           to the General Partners                                       $5,202

         Allocation of Income (Loss) to the General Partners            $(2,180)

         Property management fees paid to an affiliate of the
          General Partners                                              $103,969

         Reimbursements to General Partners                              $65,879

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1,2       See Page F-2
     3         See Exhibit Index contained herein.

(b)            Reports on Form 8-K

               The Partnership has not filed,  and was not required to file, any reports on Form 8-K during the last quarter of 1996.

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




                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)

      By: GP L'Auberge Communities, L.P., a California Limited Partnership,
                                 General Partner

              By: L'Auberge Communities, Inc., its General Partner


                  By: ____/s/ Earl C. Robertson________________
                 Earl C. Robertson, Executive Vice President and
                             Chief Financial Officer

                              Date: March 26, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                    Date



___/s/ Stephen B. Boyle _____   Director, President and           March 26, 1997
   --------------------
  STEPHEN B. BOYLE              Principal Executive
                                Officer of L'Auberge
                                Communities, Inc.



___/s/ Earl C. Robertson _     Executive Vice President and       March 26, 1997
   ---------------------
  EARL C. ROBERTSON             Principal Financial Officer of
                                   L'Auberge Communities, Inc.

                                   APPENDIX A

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------










                        CONSOLIDATED FINANCIAL STATEMENTS


             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1996

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                                  -------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants                                         F-3


Consolidated Balance Sheets at December 31, 1996 and 1995                 F-4


Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                        F-5


Consolidated Statements of Partners' Equity (Deficit) for the
  years ended December 31, 1996, 1995 and 1994                            F-6


Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                   F-7 -- F-8


Notes to Consolidated Financial Statements                          F-9 -- F-17


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                                         Report of Independent Accountants


To the Partners of
Development Partners
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners (A Massachusetts Limited Partnership) and subsidiaries of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Denver, Colorado
February 28, 1997

                              DEVELOPMENT PARTNERS

                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                                      F-26

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                           December 31, 1996 and 1995
                                 ---------------

                                     ASSETS

Property, at cost                                                           1996            1995
                                                                            ----            ----
  Land                                                                     $5,114,512     $5,110,277
  Buildings and improvements                                               15,561,584     15,561,584
  Equipment, furnishings and fixtures                                       1,687,793      1,404,195
                                                                        --------------  -------------

                                                                           22,363,889     22,076,056
  Less accumulated depreciation                                           (4,741,203)    (4,322,133)
                                                                        --------------  -------------

                                                                           17,622,686     17,753,923

Cash and cash equivalents                                                     537,735        532,019
Short-term investments                                                                       437,688
                                                                        -
Real estate tax escrows                                                        27,976         29,457
Deposits and prepaid expenses                                                     639          4,168
Due from affiliates (Note 9)                                                   20,631            392
Investment in partnership                                                     293,210        348,504
Deferred expenses, net of accumulated
  amortization of $298,472 and $276,093                                        15,844         38,223

                                                                        --------------  -------------
         Total assets                                                     $18,518,721    $19,144,374
                                                                        ==============  =============

                                  LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                     $8,615,326     $8,732,151
Accounts payable                                                               57,602         88,062
Accrued expenses                                                              164,447        171,283
Due to affiliates (Note 9)                                                     10,680          9,210
Rents received in advance                                                       6,158              0
Tenant security deposits                                                       66,305         67,430
                                                                        --------------  -------------
         Total liabilities                                                  8,920,518      9,068,136

Partners' equity                                                            9,598,203     10,076,238
                                                                        --------------  -------------

        Total liabilities and partners'                                   $18,518,721    $19,144,374
equity
                                                                        ==============  =============


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              for the years ended December 31, 1996, 1995 and 1994
                                  -------------


                                                             1996           1995            1994
                                                             ----           ----            ----
Revenue:
  Rental income                                             $2,427,779     $2,444,585     $2,598,360
  Interest Income
                                                                31,829         52,668         42,965
                                                         -------------- --------------  -------------
                                                             2,459,608      2,497,253      2,641,325
Expenses:
  Operating Expenses                                         1,161,902      1,020,312      1,003,780
  Interest                                                     813,806        824,204        833,986
  Depreciation and amortization                                441,452        423,533        421,954
  General and administrative                                   245,127        177,668        155,499
  Equity in (income) loss from                                  15,277        (3,083)        (1,890)
partnership
                                                         -------------- --------------  -------------
                                                             2,677,564      2,442,634      2,413,329
                                                         -------------- --------------  -------------

Net income (loss)                                           ($217,956)        $54,619       $227,996
                                                         ============== ==============  =============

Net income (loss) allocated to:
  General Partners                                            ($2,180)         $1,092         $4,560

  Per unit net income (loss) allocated to Investor
Limited
    Partner interest:
       36,411 units issued                                     ($5.93)          $1.47          $6.14


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              for the years ended December 31, 1996, 1995 and 1994
                                  -------------

                                                                          Investor         Total
                                                            General        Limited       Partners'
                                                           Partners       Partners         Equity

Balance at December 31, 1993                                 ($57,273)    $11,076,979    $11,019,706

Cash distributions                                            (14,304)      (700,911)      (715,215)

Net income                                                       4,560        223,436        227,996
                                                         -------------- --------------  -------------

Balance at December 31, 1994                                  (67,017)     10,599,504     10,532,487

Cash distributions                                            (10,217)      (500,651)      (510,868)

Net income                                                       1,092         53,527         54,619
                                                         -------------- --------------  -------------

Balance at December 31, 1995                                  (76,142)     10,152,380     10,076,238

Cash distributions                                             (5,202)      (254,877)      (260,079)

Net income (loss)                                              (2,180)      (215,776)      (217,956)
                                                         -------------- --------------  -------------

Balance at December 30, 1996                                 ($83,524)     $9,681,727     $9,598,203
                                                         ============== ==============  =============

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1996, 1995 and 1994


                               -------------

                                                             1996           1995            1994
                                                             ----           ----            ----
Cash flows from operating activities:
  Interest received                                            $39,411        $56,334        $43,454
  Cash received from operating revenue                       2,432,812      2,428,669      2,595,917
  General and administrative expenses                        (236,943)      (178,114)      (147,020)
  Operating expense                                        (1,220,694)      (973,492)      (970,827)
  Interest paid                                              (814,260)      (824,618)      (834,362)
                                                         --------------------------------------------

Net cash provided by operating                                 200,326        508,779        687,162
activities

Cash flows from investing activities:
  Purchase of fixed assets                                   (287,833)       (98,858)        (7,652)
  Proceeds from maturities of short-term                       430,110        542,101         68,482
investments
  Deposits                                                           0          5,970        (6,065)
  Distributions from partnership                                40,017         15,640         31,450
                                                         --------------------------------------------

Net cash provided by investing                                 182,294        464,853         86,215
activities

Cash flows from financing activities:
  Distributions to partners                                  (260,079)      (510,868)      (715,215)
  Principal payments on mortgage note payable                (116,825)      (106,773)       (96,720)
                                                         -------------- --------------  -------------

Net cash used by financing activities                        (376,904)      (617,641)      (811,935)
                                                         -------------- --------------  -------------

Net increase (decrease) in cash and cash                         5,716        355,991       (38,558)
equivalents

Cash and cash equivalents at beginning of year                 532,019        176,028        214,586
                                                         -------------- --------------  -------------

Cash and cash equivalents at end of year                      $537,735       $532,019       $176,028
                                                         ============== ==============  =============

                                        DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                        for the years ended December 31, 1996, 1995 and 1994


                                           -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:



                                                             1996           1995            1994
                                                             ----           ----            ----
Net income (loss)                                           ($217,956)        $54,619       $227,996
Adjustments to reconcile net income (loss)  to net
cash
  provided by operating activities:
Depreciation and amortization                                  441,452        423,533        421,954
Equity in (income) loss from partnership                        15,277        (3,083)        (1,890)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease (increase) in real estate tax escrow                1,481        (1,342)          (168)
    Decrease in interest receivable                              7,575          3,666          4,669
    Decrease in prepaid expenses                                 3,529                           821
                                                                              -
    Increase in accounts payable and accrued                  (37,296)         49,412         29,199
expenses
    (Decrease) increase in due to (from) affiliates           (18,769)        (1,718)         22,464
    (Decrease) increase in rents received in                     6,158        (6,483)        (3,440)
advance
    Decrease in tenant security deposits                       (1,125)        (9,433)       (14,443)
                                                         -------------- --------------  -------------

Net cash provided by operating                                $200,326       $509,171       $687,162
activities
                                                         ============== ==============  =============


1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At December 31, 1996, the total number of Limited Partners was 2,030. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Canyon View Joint Venture and Broadmoor Pines Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Note 5 regarding the termination of the Broadmoor Pines Joint Venture, and Note 6 regarding the termination of the Casabella Joint Venture.

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

         C.  Short-term Investments

         At December 31, 1995, short term investments consisted solely of various forms of U. S. Government backed securities, with an aggregate par value of $440,000, which matured in February, 1996. As of December 31, 1996, there were no short term investments. Investments are recorded at amortized costs which approximates market value.

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

         E.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                            40 years
                  Equipment, furnishings and fixtures                 5-15 years

         F.  Deferred Expenses

         Costs of obtaining various mortgages on the properties are being amortized over the mortgage term using the straight line method, which approximates the effective interest method.

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

         I. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment. On a quarterly basis, the Partnership evaluates the recoverability of the rental property using undiscounted cash flow from operation.

         J.    Reclassification

         Certain items in the financial statements for the years ended December 31, 1995, and December 31, 1994, have been reclassified to conform to the 1996 presentation.

3.  Property, at Cost:

Property, at cost, consisted of the following at December 31, 1996:

                                 Initial Cost                               Costs Capitalized                  Gross Amount at
                                                                                                                Which Carried
                                to Partnership                                Subsequent to                  at Close of Period
                                                                               Acquisition
                     --------------------------------------  -------------------------------------------------------------------
                                Buildings    Equipment,              Buildings Equipment,             Buildings  Equipment,
  Property                           and       Furnishings               and    Furnishings             and     Furnishings
Description             Land       Improv.     & Fixtures     Land     Improv.  & Fixtures   Land    Improv.   & Fixtures    Total
----------------------------------------------------------- -----------------------------------------------------------------------

Canyon View at Ventana,
  a 168-unit residential
  rental complex located
  in Tucson, AZ         $2,932,796  $8,591,969  $719,461   $20,181   $10,095  $189,722  $2,952,977 $8,602,064  $909,183  $12,464,224

Broadmoor, a 108-unit
  residential rental
  complex located in
 Colorado Springs, CO    2,148,811   6,891,420   559,282   12,724    68,100   219,328   2,161,535  6,959,520   778,610   9,899,665
                        -------------------------------------- ---------------------------------------------------------------------
                        $5,081,607 $15,483,389  $1,278,743 $32,905  $78,195  $409,050  $5,114,512 $15,561,584$1,687,793  $22,363,889
                        ==================================== =======================================================================

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 and accumulated depreciation at December 31, 1996 and 1995 consisted of the following:

                                              Depreciation                                     Accumulated
                                                 Expense                                     Depreciation

                                             1996    1995   1994                1996   1995
                                        -- ----   ---- ----   ----              -----  ---- ----


Buildings and improvements                 $379,938    $389,282 $389,039        $3,401,069$3,021,131
Equip., furnishings and fixtures             39,132       9,606    8,270           1,340,134  1,301,002
                                        ------------------------------          ------------------------

                                              $419,070    $398,888 $397,309        $4,741,203$4,322,133
                                        ==============================          ========================

Each of the properties is encumbered by a nonrecourse mortgage note payable (see
Note 7).

4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1996 and 1995 consisted of the following:

                              1996       1995
                          --------   --------
Cash on hand ..........   $326,649   $130,805
Certificate of deposits    211,086    100,000
Money market accounts .   ________    301,214
                                     --------

                          $537,735   $532,019
                          ========   ========

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of December 31, 1996.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1996, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the years ended December 31, 1996, 1995 and 1994, the Canyon View Joint Venture had a net loss of $190,426 and $14,961 and net income of $131,596, respectively.

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

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Broadmoor.

Through December 31, 1996, the Partnership has made cash payments in the form of capital contributions totaling $6,051,022 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

For the years ended December 31, 1996 1995 and 1994, the Broadmoor Pines Joint Venture had net income of $203,319, $178,239 and $193,494, respectively.

The Partnership has been designated the managing joint venture partner of the Broadmoor Pines Joint Venture and will have control over all decisions affecting the Broadmoor Pines Joint Venture and the property.

JANUARY 1, 1996, THROUGH JULY 2, 1996

Net cash from operations (as defined in the joint venture agreement) was to be distributed as available to each joint venture partner quarterly, as follows:

         First, to the Partnership an amount equal to 11.25% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of its respective capital investment, as defined in the joint venture agreement;

         Second, the balance 80% to the Partnership, and 20% to the property developer.

Losses from operations and depreciation for the Broadmoor Pines Joint Venture were allocated 100% to the Partnership.

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

JULY 3, 1996, THROUGH DECEMBER 31, 1996

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $8,683, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Broadmoor Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Broadmoor Joint Venture. Highland may still share in cash flow distributions or proceeds from the sale of the property if certain performance levels are met.


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

On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997. As this mortgage note payable is due in fiscal 1997, the Partnership of Casabella will seek to renegotiate this mortgage note with its existing lender or seek new sources of financing for this property on a long term basis. The General Partners of Casabella believe that existing cash flows from the property will be sufficient to support a level of borrowing that is at least equal to the amount outstanding as of December 31, 1996. If the general economic climate for real estate in this location were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete this refinancing.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Casabella property.

During 1996, 1995 and 1994, the Partnership received $40,017, $15,640 and $31,450, respectively, of cash distributions from Casabella Associates.


The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at December 31, 1996 and 1995, are summarized as follows:

         Assets:                                                 1996               1995
                                                                 ----               ----
           Property, plant and equipment                    $11,453,820        $11,297,805
           Accumulated depreciation                          (1,996,504)        (1,752,197)
                                                             -----------        -----------

             Property, plant and equipment, net               9,457,316          9,545,608

           Other assets                                         294,840            889,237
                                                            -----------        -----------

             Total assets                                    $9,752,156        $10,434,845
                                                              =========         ==========

         Liabilities and partners' equity:
           Mortgage note payable                              6,885,673          6,994,549
           Other liabilities                                    202,487            125,170
                                                             ----------         ----------
           Total liabilities                                  7,088,160          7,119,719

           Partners' equity                                   2,663,996          3,315,126
                                                              ---------          ---------

             Total liabilities and partners' equity          $9,752,156        $10,434,845
                                                              =========         ==========

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

         Income:                                            1996              1995             1994
                                                            ----              ----             ----
           Rental income                                $1,341,037         1,520,905       $1,486,525
           Other income                                     50,811           103,410           88,580
                                                      ------------       -----------     ------------
                                                         1,391,848         1,624,315        1,575,105
         Expenses and other deductions:
           General and administrative                        6,223            10,200           10,052
           Operations                                      665,878           561,516          521,969
           Depreciation and amortization                   266,730           375,234          371,172
           Interest                                        633,360           642,857          651,528
                                                      ------------        ----------      -----------
                                                         1,572,191         1,589,807        1,554,721
                                                       -----------         ---------        ---------
         Net income (loss)                          ($     180,343)     $     34,508     ($    20,384)
                                                      =============      ===========       ==========


7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at December 31, 1996 and 1995, which consisted of the following:

                    1996         1995
              ----------   ----------
Canyon View   $5,074,647   $5,154,887
Broadmoor .    3,540,679    3,577,264
              ----------   ----------

              $8,615,326   $8,732,151

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

Interest included in accrued expenses on the Balance Sheets of the Consolidated Financial Statements at December 31, 1996 and 1995 consisted of $33,678 and $34,132, respectively.

As these mortgage notes payable are due in fiscal 1997, the Partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at December 31, 1996 and 1995 approximates the fair value of such notes.

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

9.  Related Party Transactions:

Due to affiliates at December 31, 1996 and 1995 consisted of $10,680 and $9,210, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

Due from affiliates of $20,631, of which $6,802 consisted of expense reimbursements due from Canyon View West, an affiliate of the general partners. In addition, $13,828 of expense reimbursement is due from Lincoln Residential Services, property manager of an affiliate of the general partners.

In 1996, 1995 and 1994, general and administrative expenses included $65,879, $75,552 and $63,300, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1996, 1995 and 1994, property management fees of $103,969, $121,209 and $129,737, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue in 1996 and 5% of the rental revenue in 1995 and 1994.

Rental payments of $18,275 were paid by L'Auberge Communities, Inc. to Broadmoor for two employee apartments.

                                                   EXHIBIT INDEX

Exhibit No.
(4)(a)(1)  Amended and Restated Certificate and Agreement of Limited Partnership
            (filed as an exhibit to the Partnership's Registration Statement
            No. 33-02101, filed December 12, 1985 (the "Registration Statement") and incorporated herein by reference).

(4)(a)(3) Fifteenth Amendment to the Amended and Restated Certificate and Agreement of Limited Partnership dated October 29, 1990.(filed as
              Exhibit 4(a)(3) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

(4)(b) Form of Subscription Agreement (filed as an exhibit to the Registration Statement and incorporated herein by reference).

(10)(a)      Development Agreement among the Partnership, Epoch Properties, Inc.
              and the Canyon View Joint Venture and exhibits thereto (filed as an exhibit to the Registration Statement and incorporated herein by reference).

(10)(b)      Documents  pertaining  to the  $4,00,000  permanent  loan  for the
              Canyon   View   Joint   Venture   (filed  as  an  exhibit  to  the
              Partnership's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

(10)(c) Documents pertaining to the $3,650,000 permanent loan for the Broadmoor Pines Joint Venture (filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

(10)(d) Agreement of Joint Venture of Casabella Associates dated September 27, 1990 (filed as Exhibit 10(f) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

(10)(e) Property Management Agreement between Broadmoor Pines Joint Venture and Berry and Boyle Residential Services dated August 1, 1990 (filed as Exhibit 10(k) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

(10)(f) Documents pertaining to the $7,300,000 permanent loan for Casabella Joint Venture filed as an exhibit to the Annual Report on Form 10K for the year ended December 31, 1991 for Berry and Boyle Development Partners III and incorporated herein by reference.

(10)(g) First Amendment to Joint Venture Agreement of L'Auberge Broadmoor Joint Venture and Related Assignment of Joint Venture Interest.

(10)(h)       Agreement regarding Casabella Joint Venture

(10)(i) Property Management Agreement (Canyon View) dated May 15, 1996, between L'Auberge Communities Inc. and Canyon View Joint Venture.

(10)(j) Property Management Agreement (Casabella) dated November 1, 1996, between L'Auberge Communities Inc. and Casabella Associates.

(27)          Financial Data Schedule