Form 10-Q
period 1997-03-31
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1997-05-14
CIK 785540

WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                 March 31,
                            ASSETS                                 1997         December 31,
                                                                (Unaudited)         1996
Property, at cost
  Land                                                            $5,114,512       $5,114,512
  Buildings and improvements                                      15,561,584       15,561,584
  Equipment, furnishings and fixtures                              1,734,400        1,687,793
                                                               --------------  ---------------

                                                                  22,410,496       22,363,889
  Less accumulated depreciation                                  (4,845,970)      (4,741,203)
                                                               --------------  ---------------

                                                                  17,564,526       17,622,686

Cash and cash equivalents                                            526,786          537,735
Real estate tax escrows                                               54,437           27,976
Deposits and prepaid expenses                                            639              639
Due from affiliates (Note 8)                                          20,391           20,631
Investment in partnership                                            291,758          293,210
Deferred expenses, net of accumulated
  amortization of $304,633 and $298,472                                9,683           15,844

                                                               --------------  ---------------
         Total assets                                            $18,468,220      $18,518,721
                                                               ==============  ===============

                              LIABILITIES AND PARTNERS' EQUITY


Mortgage notes payable                                            $8,584,385       $8,615,326
Accounts payable                                                      73,407           57,602
Accrued expenses                                                     164,253          164,447
Due to affiliates (Note 9)                                            19,611           10,680
Rents received in advance                                                               6,158
                                                               -
Tenant security deposits                                              68,678           66,305
                                                               --------------  ---------------
         Total liabilities                                         8,910,334        8,920,518

Partners' equity                                                   9,557,886        9,598,203
                                                               --------------  ---------------

        Total liabilities and partners'                          $18,468,220      $18,518,721
equity
                                                               ==============  ===============








                                    DEVELOPMENT PARTNERS
                            (A Massachusetts Limited Partnership)
                                      AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited)
                                        -------------
                                                     Three Months Ended
                                                          March 31,
                                                     1997          1996
                                                     ----          ----
Revenue:
  Rental income                                      $658,832       $667,672
  Interest Income
                                                        6,307          8,857
                                                 ------------- --------------
                                                      665,139        676,529
Expenses:
  Operating Expenses                                  291,401        286,088
  Interest                                            201,831        204,574
  Depreciation and amortization                       110,927        104,444
  General and administrative                           36,125         58,266
  Equity in (income) loss from                          1,453        (2,235)
partnership
                                                 ------------- --------------
                                                      641,737        651,137
                                                 ------------- --------------

Net income (loss)                                     $23,402        $25,392
                                                 ============= ==============

Net income (loss) allocated to:
  General Partners                                       $468           $508

  Per unit net income (loss) allocated to Investor Limited Partner interest:
       36,411 units issued                              $0.63          $0.68







                                    DEVELOPMENT PARTNERS
                            (A Massachusetts Limited Partnership)
                                      AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                         (Unaudited)
                                        -------------

                                                                 Investor          Total
                                                   General        Limited        Partners'
                                                   Partners      Partners          Equity

Balance at December 31, 1995                         (76,142)     10,152,380       10,076,238

Cash distributions                                    (5,202)      (254,877)        (260,079)

Net income                                            (2,180)      (215,776)        (217,956)
                                                 ------------- --------------  ---------------

Balance at December 31, 1996                         (83,524)      9,681,727        9,120,168

Cash distributions                                    -             (63,719)         (63,719)

Net income (loss)                                         468         22,934           23,402
                                                 ------------- --------------  ---------------

Balance at March 31, 1997                           ($83,056)     $9,640,942       $9,557,886
                                                 ============= ==============  ===============







                                    DEVELOPMENT PARTNERS
                            (A Massachusetts Limited Partnership)
                                      AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (Unaudited)
                                        -------------

                                                       Three Months Ended
                                                          March 31,
                                                     1997          1996
                                                     ----          ----
Cash flows from operating activities:
  Interest received                                    $6,308         $17,626

  Cash received from operating revenue                655,047        665,672
  General and administrative expenses                 (43,030)       (38,020)
  Operating expense                                  (286,176)      (321,913)
  Interest paid                                      (201,831)      (204,574)
                                                 ------------------------------

Net cash provided by operating activities             130,318        118,791

Cash flows from investing activities:
  Purchase of fixed assets                            (46,607)       (31,827)
  Purchases of short-term investments                               (463,129)
                                                        -
  Proceeds from maturities of short-term                             427,091
investments                                               -
  Distributions from partnership                          -            7,292

                                                 ------------------------------

Net cash provided by investing activities            (46,607)       (60,573)

Cash flows from financing activities:
  Distributions to partners                          (63,719)       (63,719)
  Principal payments on mortgage note payable        (30,941)       (28,198)
                                                 ------------- --------------

Net cash used by financing activities                (94,660)       (91,917)
                                                 ------------- --------------

Net increase (decrease) in cash and cash             (10,949)       (33,699)
equivalents

Cash and cash equivalents at beginning of year        537,735        532,019
                                                 ------------- --------------

 Cash and cash equivalents at end of year            $526,786       $498,320
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

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (Unaudited)


                                        -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                            Three Months Ended
                                                                March 31,
                                                           1997          1996
                                                           ----          ----
Net income (loss)                                        $23,402       $25,392
Adjustments to reconcile net income (loss)  to net cash
  provided by operating activities:
Depreciation and amortization                            110,927       104,444
Equity in (income) loss from partnership                   1,453        (2,235)
Change in assets and liabilities net of effects
  of investing and financing activities:
    Increase in real estate tax escrow                  (26,461)       (27,111)
    Decrease in interest receivable                                      8,769
    Increase (decrease) in accounts payable and           15,611        (1,481)
      accrued expenses
    Increase in due to (from) affiliates                  9,171         13,013
    Decrease in rents received in advance                (6,158)          -
    Increase (decrease) in tenant security                2,373        (2,000)
       deposits
                                                   ------------- --------------

 Net cash provided by operating activities             $130,318       $118,791
                                                   ============= ==============


                              DEVELOPMENT PARTNERS

                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At March 31, 1997, the total number of Limited Partners was 2,003. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the three months ended March 31, 1997, and 1996.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                            40 years
                  Equipment, furnishings and fixtures                 5-15 years

         E..  Deferred Expenses

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1997, and December 31, 1996, consisted of the following:

                                                      1997             1996
                                                      ----             ----
  Cash on hand                                  $   418,196       $   326,649
  Certificate of deposit                            108,590           211,086
                                                    -------           -------
                                                   $526,786          $537,735
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

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1997, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the three months ended March 31, 1997 and 1996, the Canyon View Joint Venture had a net income of $13,778 and $17,558, respectively.

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

Through March 31, 1997, the Partnership has made cash payments in the form of capital contributions totaling $6,062,072 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

For the three months ended March 31, 1997 and 1996, the Broadmoor Pines Joint Venture had a net income of $42,311 and $55,646, respectively.

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

JULY 3, 1996, THROUGH MARCH 31, 1997

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

6..  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at March 31, 1997, and December 31, 1996, which consisted of the following:

                                                         1997             1996
                                                          ----             ----
 Canyon View                                       $5,053,421        $5,074,647
 Broadmoor                                          3,530,964         3,540,679
                                                    ---------         ---------
                                                   $8,584,385        $8,615,326

Canyon View is subject to a nonrecourse first mortgage in the original principal amount of $5,380,000. Under the terms of the note, monthly principal and interest payments of $45,610, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Broadmoor is subject to a nonrecourse first mortgage in the principal amount of $3,650,000. Interest only at the rate of 8% was payable monthly for the first three years of the loan term. Commencing on September 15, 1993, monthly payments of $31,980 including principal and interest, at the rate of 9.75%, were payable. The balance of the note is payable on September 15, 1997.

Interest accrued at March 31, 1997 and 1996, consisted of $33,678 and $34,132, respectively, relating to the Canyon View and Broadmoor Pines Joint Ventures.

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

8.  Related Party Transactions:

Due to affiliates at March 31, 1997 and 1996, consisted of $19,611 and $22,331, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of March 31, 1997 and 1996, general and administrative expenses included $12,298 and $21,991, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The three months ended March 31, 1997, and 1996, $25,283 and $32,047 of property management fees had been paid or accrued to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. As of March 31, 1997, $588,549 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net decrease in working capital reserves has been $10,949. This decrease resulted primarily from cash provided by operations of $130,318, offset by purchases of fixed assets totaling $46,607, distributions to partners of $63,719 and $30,941 of principal payments on mortgage notes payable.

Canyon View

As of March 31, 1997, the property was 87% occupied, compared to 89% approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

      Unit Type                                             1997           1996
      ---------                                        ----           ----
      One bedroom one bath                              725           $725
      Two bedroom two bath                              810            810
      Two bedroom two bath w/den                        980            980

Broadmoor Pines

As of March 31, 1997, the property was 87% occupied, compared to 89% approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

       Unit Type                                               1997        1996
       ---------                                               ----        ----
       One bedroom two bath w/den                              $895        $864
       Two bedroom two bath                                     995         975
       Two bedroom two bath w/den                              1,195      1,175

Casabella

As  of  March  31,  1997,  the  property  was  92%  occupied,  compared  to  96%
approximately one year ago. At March 31, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

       Unit Type                                              1997         1996
       ---------                                              ----         ----
       One bedroom two bath w/den                             $820         $805
       Two bedroom two bath                                    940          930
       Two bedroom two bath w/den                             1,180       1,136

Results of Operations

The Partnership's operating results for the three months ended March 31, 1997, consisted of interest earned on short-term investments, administrative expenses and the Partnership's share of the income from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                       Canyon       Broadmoor          Investment       Consolidated
                                                        View          Pines           Partnership        Totals
         Total revenue                                  $363,960        $296,288           $4,891           $665,139

         Expenses:
           General and administrative                                                      36,125             36,125
           Operations                                    171,714         119,687                             291,401
           Depreciation and amortization                  62,863          48,064                             110,927
           Interest                                      115,605          86,226                             201,831
           Equity in (income) loss from partnership      -              -                   1,453              1,453
                                                    ------------- --------------- ----------------
                                                                                                    -----------------
                                                         350,182         253,977           37,578            641,737
                                                    ------------- --------------- ----------------  -----------------
         Net income                                      $13,778         $42,311        ($32,687)            $23,402
                                                    ============= =============== ================  =================

The Partnership's operating results for the three months ended March 31, 1996 consisted of interest earned on short-term investments of $12,371, administrative expenses of $36,496, the Partnership's share of the loss from Casabella Associates of $4,188 and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                       Canyon       Broadmoor          Investment       Consolidated
                                                        View          Pines           Partnership        Totals
         Total revenue                                  $365,592        $302,728           $8,209           $676,529

         Expenses:
           General and administrative                         10        -                  58,256             58,266
           Operations                                    171,654         114,434                             286,088
           Depreciation and amortization                  58,921          45,523                             104,444
           Interest                                      117,449          87,125                             204,574
           Equity in (income) loss from partnership      -              -                   2,235              2,235
                                                    ------------- --------------- ----------------
                                                                                                    -----------------
                                                         348,034         247,082           60,491            655,607
                                                    ------------- --------------- ----------------  -----------------
         Net income                                      $17,558         $55,646        ($52,282)            $20,922
                                                    ============= =============== ================  =================


Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996:

Total revenue and operating expenses remained fairly stable, increasing less than 2%. General and administrative expenses decreased by $22,141 due to re-stabilization of costs associated with the Partnership's administrative, financial and investor services functions following the office relocation to Colorado Springs.

Thus far in 1997, the Partnership has made the following cash distributions to its Partners:


         Limited Partners               $ 63,719
         General Partners                              -
                                         $63,719

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




Date:  March 13, 1997