Form 10-Q
period 1997-06-30
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1997-08-13
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                              CONSOLIDATED BALANCE SHEETS

                                                               June 30
                                                                 1997       December 31,
                                                             (Unaudited)        1996
                          ASSETS
Property, at cost
  Land                                                         $5,114,512     $5,114,512
  Buildings and improvements                                   15,561,584     15,561,584
  Equipment, furnishings and fixtures                           1,775,052      1,687,793
                                                             -------------  -------------

                                                               22,451,148     22,363,889
  Less accumulated depreciation                                (4,950,736)    (4,741,203)
                                                             -------------  -------------

                                                               17,500,412     17,622,686

Cash and cash equivalents                                         410,177        537,735
Real estate tax escrows                                            80,899         27,976
Deposits and prepaid expenses                                       2,969            639
Accounts Receivable                                                18,450         20,631
Investment in partnership                                         290,278        293,210
Deferred expenses, net of accumulated
  amortization of $310,794 and $298,472                             3,522         15,844
                                                             -------------  -------------
         Total assets                                         $18,306,707    $18,518,721
                                                             =============  =============

                            LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                         $8,552,718     $8,615,326
Accounts payable                                                   32,715         57,602
Accrued expenses                                                  178,153        164,447
Due to affiliates (Note 8)                                          1,985         10,680
Rents received in advance                                           -              6,158
Tenant security deposits                                           70,600         66,305
                                                             -------------  -------------
         Total liabilities                                      8,836,171      8,920,518

General Partner's equity                                         (83,526)       (83,524)
Limited Partner's equity                                        9,554,062      9,681,727
                                                             -------------  -------------

        Total liabilities and partners' equity                $18,306,707    $18,518,721
                                                             =============  =============







                                  DEVELOPMENT PARTNERS
                         (A Massachusetts Limited Partnership)
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)
                                     -------------


                                    Three Months Ended            Six Months Ended
                                         June 30                       June 30
                                   1997           1996           1997           1996
                                   ----           ----           ----           ----
Revenue:
  Rental income                    $600,390       $613,532     $1,259,223     $1,281,204
  Interest Income                     5,447          9,093         11,754         17,950
                               -------------  -------------  -------------  -------------
                                    605,837        622,625      1,270,977      1,299,154
Expenses:
  Operating Expenses                271,151        286,166        562,552        572,254
  Interest                          201,103        203,911        402,934        408,485
  Depreciation and amortization     110,927        107,322        221,854        211,766
  General and administrative         44,807         61,182         80,932        119,448
  Equity in (income) loss
      from partnership                1,480        (2,847)          2,933        (5,082)
                               -------------  -------------  -------------  -------------
                                    629,468        655,734      1,271,205      1,306,871
                               -------------  -------------  -------------  -------------

Net income (loss)                 ($23,631)      ($33,109)         ($228)       ($7,717)
                               =============  =============  =============  =============

Net income (loss) allocated to:
  General Partners                   ($236)         ($331)           ($2)          ($77)

Per unit net income (loss) allocated
  to Investor Limited Partner interest:
       36,411 units issued          ($0.64)        ($0.90)        ($0.01)        ($0.21)







                                  DEVELOPMENT PARTNERS
                         (A Massachusetts Limited Partnership)
                                    AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                      (Unaudited)
                                     -------------

                                                               Investor        Total
                                                General        Limited       Partners'
                                                Partners       Partners        Equity

Balance at December 31, 1995                      (76,142)     10,152,380     10,076,238

Cash distributions                                 (5,202)      (254,877)      (260,079)

Net income                                         (2,180)      (215,776)      (217,956)
                                              -------------  -------------  -------------

Balance at December 31, 1996                      (83,524)      9,681,727      9,598,203

Cash distributions                                 -            (127,439)      (127,439)

Net income (loss)                                     (2)          (226)          (228)
                                              -------------  -------------  -------------

Balance at June 30, 1997                         ($83,526)     $9,554,062     $9,470,536
                                              =============  =============  =============











                                  DEVELOPMENT PARTNERS
                         (A Massachusetts Limited Partnership)
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                     -------------

                                                                       Six Months Ended
                                                                       June 30
                                                                 1997           1996
                                                                 ----           ----
Cash flows from operating activities:
  Interest received                                               $11,754        $24,100
  Cash received from operating revenue                          1,257,360      1,278,373
  General and administrative expenses                           (107,205)      (146,054)
  Operating expense                                             (606,899)      (642,865)
  Interest paid                                                 (402,934)      (408,485)
                                                             ----------------------------

Net cash provided by operating activities                         152,076        105,069

Cash flows from investing activities:
  Purchase of fixed assets                                       (87,259)       (99,322)
  Proceeds from maturities of short-term investments                 -           (22,477)
  Deposits                                                        (2,330)            -
  Distributions from partnership                                      -           14,092
                                                             ----------------------------

Net cash provided by investing activities                        (89,589)      (107,707)

Cash flows from financing activities:
  Distributions to partners                                     (127,439)      (127,438)
  Principal payments on mortgage note payable                    (62,607)       (57,058)
                                                             -------------  -------------

Net cash used by financing activities                           (190,045)      (184,496)
                                                             -------------  -------------

Net decrease in cash and cash equivalents                       (127,558)      (187,134)

Cash and cash equivalents at beginning of year                    537,735        532,019
                                                             -------------  -------------

Cash and cash equivalents at end of year                         $410,177       $344,886
                                                             =============  =============






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

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                     -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                  Six Months Ended
                                                                      June 30
                                                                 1997           1996
                                                                 ----           ----
Net income (loss)                                                  ($228)       ($7,717)
Adjustments to reconcile net income (loss)  to net cash
  provided by operating activities:
Depreciation and amortization                                     221,854        211,766
Equity in (income) loss from partnership                            2,933        (5,082)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Increase in real estate tax escrow                           (52,923)       (51,875)
    Decrease in interest receivable                                -              6,150
    Decrease in accounts payable and accrued expenses            (11,183)       (27,213)
    Decrease in due to (from) affiliates                          (6,514)       (18,129)
    Decrease in rents received in advance                         (6,158)            -
    Increase (decrease) in tenant security deposits                 4,295        (2,831)
                                                             -------------  -------------

Net cash provided by operating activities                        $152,076       $105,069
                                                             =============  =============


1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At June 30, 1997, the total number of Limited Partners was 2,003. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1997 and 1996.

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

         E.  Deferred Expenses

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from rental properties is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996, and the quarter ended June 30, 1997, permanent impairment conditions did not exist at any of the Partnership's properties.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1997, and December 31, 1996, consisted of the following:

                                                         1997               1996
                                                     --------           --------
Cash on hand .............................           $168,979           $326,649
Certificate of deposit ...................            211,086
Money Market Accounts ....................            241,198
                                                      -------           --------

                                                     $410,177           $537,735
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

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1997, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the six months ended June 30, 1997 and 1996, the Canyon View Joint Venture had a net loss of $8,868 and $16,891, respectively.

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

Broadmoor

On October 12, 1988, the Partnership acquired L'Auberge Broadmoor ("Broadmoor") (formerly Broadmoor Pines), a 108-unit residential property located in Colorado Springs, Colorado, and simultaneously contributed the property to a joint venture comprised of the Partnership and the property developer (the "Broadmoor Pines Joint Venture"). The Partnership control and owns a majority interest in the Broadmoor Pines Joint Venture and, therefore, the accounts and operations of the Broadmoor Pines Joint Venture have been consolidated into those of the Partnership.

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

JULY 3, 1996, THROUGH JUNE 30, 1997

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland"), which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership to Highland totaling $8,683 and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Broadmoor Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Broadmoor Joint Venture. Highland may still share in cash flow distributions or proceeds from the sale of the property if certain performance levels are met.

Through June 30, 1997, the Partnership has made cash payments totaling $6,079,200 and has funded $684,879 of property acquisition costs.

For the six months ended June 30, 1997 and 1996, L'Auberge Broadmoor had a net income of $83,905 and $106,874, respectively.

6..  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at June 30, 1997, and December 31, 1996, which consisted of the following:

                                                      1997                  1996
                                                ----------            ----------
Canyon View ........................            $5,031,708            $5,074,647
Broadmoor ..........................             3,521,010             3,540,679
                                                ----------            ----------

                                                $8,552,718            $8,615,326

Canyon View is subject to a nonrecourse first mortgage in the original principal amount of $5,380,000. Under the terms of the note, monthly principal and interest payments of $45,610, based on a fixed interest rate of 9.125%, are required over the term of the loan. The maturity of the note has been extended from July 15, 1997, to July 15, 1998, with the same interest rate.

Broadmoor is subject to a nonrecourse first mortgage in the principal amount of $3,650,000. Interest only at the rate of 8% was payable monthly for the first three years of the loan term. Commencing on September 15, 1993, monthly payments of $31,980 including principal and interest, at the rate of 9.75%, were payable. The maturity of the note has been extended from September 15, 1997, to September 15, 1998, with the same interest rate.

Interest accrued at June 30, 1997 and 1996, consisted of $33,678 and $33,678, respectively, relating to the Canyon View and L'Auberge Broadmoor.

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

8.  Related Party Transactions:

Due to affiliates at June 30, 1997 and December 31, 1996, consisted of $1,985 and $10,680, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of June 30, 1997 and 1996, general and administrative expenses included $22,366 and $36,981, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

For the six months ended June 30, 1997 and 1996, $48,464 and $59,746 of property management fees had been paid or accrued to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. As of June 30, 1997, $605,677 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net decrease in working capital reserves has been $127,558. This decrease resulted primarily from cash provided by operations of $152,076, offset by purchases of fixed assets totaling $87,259, a deposit of $2,330, distributions to partners of $127,439, and $62,607 of principal payments on mortgage notes payable.

Canyon View

As  of  June  30,  1997,  the  property  was  84%  occupied,   compared  to  77%
approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

      Unit Type ..................................           1997           1996
--------------------------------------------------           ----           ----
One bedroom one bath .............................            755           $725
Two bedroom two bath .............................            815            810
Two bedroom two bath w/den .......................            980            980

Broadmoor Pines

As  of  June  30,  1997,  the  property  was  88%  occupied,   compared  to  94%
approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  895           $  864
Two bedroom two bath .........................              995              975
Two bedroom two bath w/den ...................            1,195            1,175

Casabella

As  of  June  30,  1997,  the  property  was  86%  occupied,   compared  to  73%
approximately one year ago. At June 30, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

                         Unit Type ...................         1997         1996
------------------------------------------------------       ------       ------
                  One bedroom two bath w/den .........       $  820       $  820
                  Two bedroom two bath ...............          940          940
                  Two bedroom two bath w/den .........        1,160        1,160

Results of Operations

The Partnership's operating results for the three months ended June 30, 1997, consisted of interest income, administrative expenses and the Partnership's share of the income from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                         Canyon          Broadmoor          Investment     Consolidated
                                                          View             Pines           Partnership       Totals
         Total revenue                                    $315,827           $286,301           $3,709         $605,837

         Expenses:
           General and administrative                       -                -                  44,807           44,807
           Operations                                      160,493            110,658                           271,151
           Depreciation and amortization                    62,863             48,064                           110,927
           Interest                                        115,117             85,986                           201,103
           Equity in (income) loss from partnership         -                -                   1,480            1,480
                                                       ------------    ---------------   --------------  ---------------

                                                           338,473            244,708           46,287          629,468
                                                       ------------    ---------------   --------------  ---------------
         Net income                                      ($22,646)            $41,593        ($42,578)        ($23,631)
                                                       ============    ===============   ==============  ===============

The Partnership's operating results for the three months ended June 30, 1996 consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                            Canyon       Broadmoor       Investment      Consolidated
                                                             View          Pines         Partnership           Totals
         Total revenue                                       $306,633       $307,545           $8,447        $622,625

         Expenses:
           General and administrative                         -              -                 61,182          61,182
           Operations                                         163,167        122,999          -               286,166
           Depreciation and amortization                       60,911         46,411                          107,322
           Interest                                           117,004         86,907                          203,911
           Equity in (income) loss from partnership           -              -                (2,847)         (2,847)
                                                         ------------- --------------   --------------
                                                                                                        --------------
                                                              341,082        256,317           58,335         655,734
                                                         ------------- --------------   --------------  --------------
         Net income                                         ($34,449)        $51,228        ($49,888)       ($33,109)
                                                         ============= ==============   ==============  ==============

The Partnership's operating results for the six months ended June 30, 1997, consisted of interest income, administrative expenses, the Partnership's share of the income from Casabella Associates and the income allocated from Canyon
View and Broadmoor Pines, as follows:

                                                         Canyon          Broadmoor          Investment     Consolidated
                                                          View             Pines           Partnership       Totals
         Total revenue                                    $679,787           $582,590           $8,600       $1,270,977

         Expenses:
           General and administrative                       -                -                  80,932           80,932
           Operations                                      332,207            230,345                           562,552
           Depreciation and amortization                   125,726             96,128                           221,854
           Interest                                        230,722            172,212                           402,934
           Equity in (income) loss from partnership         -                -                   2,933            2,933
                                                       ------------    ---------------   --------------
                                                                                                         ---------------
                                                           688,655            498,685           83,865        1,271,205
                                                       ------------    ---------------   --------------  ---------------
         Net income                                       ($8,868)            $83,905        ($75,265)           ($228)
                                                       ============    ===============   ==============  ===============

The Partnership's operating results for the six months ended June 30, 1996, consisted of interest income, administrative expenses, the Partnership's share of the income from Casabella Associates and the income allocated from Canyon
View and Broadmoor Pines, as follows:

                                                            Canyon       Broadmoor       Investment       Consolidated
                                                             View          Pines         Partnership            Totals
         Total revenue                                       $672,225       $610,273          $16,656       $1,299,154

         Expenses:
           General and administrative                              10        -                119,438          119,448
           Operations                                         334,821        237,433                           572,254
           Depreciation and amortization                      119,832         91,934                           211,766
           Interest                                           234,453        174,032                           408,485
           Equity in (income) loss from partnership           -              -             (5,082)             (5,082)
                                                         ------------- --------------   --------------
                                                                                                        ---------------
                                                              689,116        503,399          114,356        1,306,871
                                                         ------------- --------------   --------------  ---------------
         Net income                                         ($16,891)       $106,874        ($97,700)         ($7,717)
                                                         ============= ==============   ==============  ===============


Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996:

Total revenue decreased by approximately 2% or $28,177 due primarily to lower occupancy at L'Auberge Broadmoor. General and administrative expenses decreased by $38,516 or 46% due to lower legal costs, as well as the re-stabilization of costs associated with the Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs. Operating expenses decreasing by less than 2% or $9,702.

Thus far in 1997, the Partnership has made the following cash distributions to its Partners:


         Limited Partners              $ 127,439
         General Partners                   -
                                        $127,439

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




August 15, 1997