Form 10-Q
period 1997-09-30
BERRY & BOYLE DEVELOPMENT PARTNERS
filed 1997-11-13
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (719) 576-5122
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


















                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30
                                                                        1997          December 31,
                                                                    (Unaudited)           1996
                            ASSETS
Property, at cost
  Land                                                                 $5,114,512         $5,114,512
  Buildings and improvements                                           15,561,584         15,561,584
  Equipment, furnishings and fixtures                                   1,784,826          1,687,793
                                                                   ---------------  -----------------

                                                                       22,460,922         22,363,889
  Less accumulated depreciation                                       (5,067,352)        (4,741,203)
                                                                   ---------------  -----------------

                                                                       17,393,570         17,622,686

Cash and cash equivalents                                                 455,530            537,735
Real estate tax escrows                                                    54,437             27,976
Deposits and prepaid expenses                                               2,206                639
Accounts receivable                                                        18,133             20,631
Investment in partnership                                                 284,618            293,210
Deferred expenses, net of accumulated
  amortization of $312,681 and $298,472                                     1,635             15,844

                                                                   ---------------  -----------------
         Total assets                                                 $18,210,129        $18,518,721
                                                                   ===============  =================

                                  LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                 $8,520,306         $8,615,326
Accounts payable                                                           95,007             57,602
Accrued expenses                                                          175,306            164,447
Due to affiliates (Note 8)                                                    831             10,680
Rents received in advance                                                       -              6,158
Tenant security deposits                                                   80,161             66,305
                                                                   ---------------  -----------------
         Total liabilities                                              8,871,611          8,920,518

General Partner's equity                                                 (84,209)           (83,524)
Limited Partner's equity                                                9,422,727          9,681,727
                                                                   ---------------  -----------------

        Total liabilities and partners' equity                        $18,210,129        $18,518,721
                                                                   ===============  =================







                                        DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (Unaudited)
                                           -------------


                                         Three Months Ended                Nine Months Ended
                                          September 30                       September 30
                                      1997            1996              1997              1996
                                      ----            ----              ----              ----
Revenue:
  Rental income                        $615,445        $580,485        $1,874,669         $1,861,690
  Interest Income
                                          5,185           6,345            16,939             24,295
                                  --------------  --------------   ---------------  -----------------
                                        620,630         586,830         1,891,608          1,885,985
Expenses:
  Operating Expenses                    316,799         295,799           879,350            868,053
  Interest                              205,360         203,234           608,294            611,719
  Depreciation and amortization         118,503         107,321           340,357            319,087
  General and administrative             42,611          61,455           123,543            180,903
  Equity in (income) loss
      from partnership                    5,658           7,495             8,591              2,413
                                  --------------  --------------   ---------------  -----------------
                                        688,931         675,304         1,960,135          1,982,175
                                  --------------  --------------   ---------------  -----------------

Net income (loss)                     ($68,301)       ($88,474)         ($68,527)          ($96,190)
                                  ==============  ==============   ===============  =================

Net income (loss) allocated to:
  General Partners                       ($683)          ($885)            ($685)             ($962)

  Per unit net income (loss) allocated to Investor Limited Partner interest:
       36,411 units issued              ($1.86)         ($2.41)           ($1.86)            ($2.62)







                                        DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                            (Unaudited)
                                           -------------

                                                                      Investor           Total
                                                     General          Limited          Partners'
                                                    Partners          Partners           Equity

Balance at December 31, 1995                           (76,142)        10,152,380         10,076,238

Cash distributions                                      (5,202)         (254,877)          (260,079)

Net income                                              (2,180)         (215,776)          (217,956)
                                                  --------------   ---------------  -----------------

Balance at December 31, 1996                           (83,524)         9,681,727          9,598,203

Cash distributions                                      -               (191,158)          (191,158)

Net income (loss)                                         (685)          (67,842)           (68,527)
                                                  --------------   ---------------  -----------------

Balance at September 30, 1997                         ($84,209)        $9,422,727         $9,338,518
                                                  ==============   ===============  =================











                                        DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)
                                           -------------

                                                                               Nine Months Ended
                                                                             September 30
                                                                        1997              1996
                                                                        ----              ----
Cash flows from operating activities:
  Interest received                                                        16,939            $29,619
  Cash received from operating revenue                                  1,882,367          1,855,887
  General and administrative expenses                                   (142,181)          (190,841)
  Operating expense                                                     (847,825)          (897,577)
  Interest paid                                                         (608,294)          (611,719)
                                                                   ----------------------------------

Net cash provided by operating activities                                 301,006            185,369

Cash flows from investing activities:
  Purchase of fixed assets                                               (97,033)          (177,291)
  Proceeds from maturities of short-term investments                         -               74,332
  Deposits                                                                   -               (2,112)
  Distributions from partnership                                             -               26,842
                                                                   ----------------------------------

Net cash provided by investing activities                                (97,033)           (78,229)

Cash flows from financing activities:
  Distributions to partners                                             (191,158)          (191,158)
  Principal payments on mortgage note payable                            (95,020)           (86,594)
                                                                   ---------------  -----------------

Net cash used by financing activities                                   (286,178)          (277,752)
                                                                   ---------------  -----------------

Net decrease in cash and cash equivalents                                (82,205)          (170,612)

Cash and cash equivalents at beginning of year                            537,735            532,019
                                                                   ---------------  -----------------

Cash and cash equivalents at end of year                                 $455,530           $361,407
                                                                   ===============  =================






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

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)


                                           -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                           Nine Months Ended
                                                                            September 30
                                                                        1997              1996
                                                                        ----              ----
Net income (loss)                                                       ($68,527)          ($96,190)
Adjustments to reconcile net income (loss)  to net cash
  provided by operating activities:
Depreciation and amortization                                             340,357            319,087
Equity in (income) loss from partnership                                    8,591              2,413
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Increase in real estate tax escrow                                   (26,461)           (24,764)
    Decrease in prepaid expenses                                          (1,567)              5,324
    Decrease in accounts payable and accrued expenses                      48,266            (2,917)
    Decrease in due to (from) affiliates                                  (7,351)           (11,781)
    Decrease in rents received in advance                                 (6,158)                  -
    Increase (decrease) in tenant security deposits                        13,856            (5,803)
                                                                   ---------------  -----------------

Net cash provided by operating activities                                $301,006           $185,369
                                                                   ===============  =================



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Berry and Boyle Realty Advisors ("Advisors") (A Massachusetts Limited Partnership), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At September 30, 1997, the total number of Limited Partners was 2,003. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1997 and 1996.

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from rental properties is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996, and the quarter ended September 30, 1997, permanent impairment conditions did not exist at any of the Partnership's properties.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1997, and December 31, 1996, consisted of the following:

                                                         1997               1996
                                                     --------           --------
Cash on hand .............................           $211,503           $326,649
Certificate of deposit ...................            211,086
Money Market Accounts ....................            244,027
                                                     -------            --------

                                                     $455,530           $537,735
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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1997, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

For the nine months ended September 30, 1997 and 1996, the Canyon View Joint Venture had a net loss of $56,408 and $94,647, respectively.

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

JULY 3, 1996, THROUGH SEPTEMBER 30, 1997

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

Through September 30, 1997, the Partnership has made cash payments totaling $6,079,200 and has funded $684,879 of property acquisition costs.

For the nine months ended September 30, 1997 and 1996, L'Auberge Broadmoor had a net income of $107,889 and $158,762, respectively.

6..  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at September 30, 1997, and December 31, 1996, which consisted of the following:

                                                      1997                  1996
                                                ----------            ----------
Canyon View ........................            $5,009,494            $5,074,647
Broadmoor ..........................             3,510,812             3,540,679
                                                ----------            ----------

                                                $8,520,306            $8,615,326

Canyon View is subject to a nonrecourse first mortgage in the original principal amount of $5,380,000. Under the terms of the note, monthly principal and interest payments of $45,610, based on a fixed interest rate of 9.125%, are required over the term of the loan. The maturity of the note has been extended from July 15, 1997, to July 15, 1998, with the same interest rate.

Broadmoor is subject to a nonrecourse first mortgage in the principal amount of $3,650,000. Interest only at the rate of 8% was payable monthly for the first three years of the loan term. Commencing on September 15, 1993, monthly payments of $31,980 including principal and interest, at the rate of 9.75%, were payable. The maturity of the note is September 15, 1998.

Interest accrued at September 30, 1997 and 1996, consisted of $33,678 and $33,678, respectively, relating to the Canyon View and L'Auberge Broadmoor.

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

8.  Related Party Transactions:

Due to affiliates at September 30, 1997 and December 31, 1996, consisted of $831 and $10,680, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of September 30, 1997 and 1996, general and administrative expenses included $40,509 and $52,463, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

For the nine months ended September 30, 1997 and 1996, $72,317and $81,988 of property management fees had been paid or accrued to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,384,167 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor Pines permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of $1,034,071 have been used to establish initial working capital reserves sufficient to meet the future needs of the Partnership, including contributions to the various properties that may be required. As of September 30, 1997, $605,677 cumulatively was contributed to the properties for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net decrease in working capital reserves has been $82,205. This decrease resulted primarily from cash provided by operations of $301,006, offset by distributions to partners of $191,158, purchases of fixed assets totaling $97,033, and principal payments on mortgage notes payable of $95,020.

Canyon View

As of September 30, 1997, the property was 89% occupied, compared to 74% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

      Unit Type ..............................             1997             1996
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  725           $  725
Two bedroom two bath .........................              795              810
Two bedroom two bath w/den ...................            1,010              980

Broadmoor Pines

As of September 30, 1997, the property was 88% occupied, compared to 93% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  930           $  885
Two bedroom two bath .........................            1,045              995
Two bedroom two bath w/den ...................            1,255            1,195

Casabella

As of September 30, 1997, the property was 86% occupied, compared to 73% approximately one year ago. At September 30, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  820           $  820
Two bedroom two bath .........................              940              940
Two bedroom two bath w/den ...................            1,160            1,160

Results of Operations

The Partnership's operating results for the three months ended September 30, 1997, consisted of interest income, administrative expenses and the Partnership's share of the income from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                           Canyon       Broadmoor        Investment     Consolidated
                                                            View            Pines       Partnership     Totals
     Total revenue                                       $312,316           $304,788         $3,526     $620,630

     Expenses:
       General and administrative                                                            42,611       42,611
       Operations                                         179,195            137,604                     316,799
       Depreciation and amortization                       63,544             54,959                     118,503
       Interest                                           117,117             88,243                     205,360
       Equity in (income) loss from partnership                                               5,658        5,658
                                                   ---------------   ----------------  -------------  -----------
                                                          359,856            280,806         48,269      688,931
                                                   ---------------   ----------------  -------------  -----------
     Net income                                         ($47,540)            $23,982      ($44,743)    ($68,301)
                                                   ===============   ================  =============  ===========

The Partnership's operating results for the three months ended September 30, 1996 consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and the income allocated from Canyon
View and Broadmoor Pines, as follows:

                                                    Canyon         Broadmoor           Investment    Consolidated
                                                     View            Pines            Partnership      Totals
Total revenue                                         $272,190         $308,295            $6,345       $586,830

Expenses:
  General and administrative                                                               61,455         61,455
  Operations                                           172,488          123,311                          295,799
  Depreciation and amortization                         60,911           46,410                          107,321
  Interest                                             116,548           86,686                          203,234
  Equity in (income) loss from partnership                                                  7,495          7,495
                                                 -------------- ----------------   ---------------  ------------
                                                       349,947          256,407            68,950        675,304
                                                 -------------- ----------------   ---------------  -------------
Net income                                           ($77,757)          $51,888         ($62,605)      ($88,474)
                                                 ============== ================   ===============  =============

The Partnership's operating results for the nine months ended September 30, 1997, consisted of interest income, administrative expenses, the Partnership's share of the income from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                    Canyon             Broadmoor       Investment       Consolidated
                                                       View              Pines         Partnership         Totals
   Total revenue                                        $992,103           $887,379        $12,126     $1,891,608

   Expenses:
     General and administrative                                                            123,543        123,543
     Operations                                          511,402            367,948                       879,350
     Depreciation and amortization                       189,270            151,087                       340,357
     Interest                                            347,839            260,455                       608,294
          Equity in (income) loss from                                                       8,591          8,591
   partnership
                                                  ---------------   ----------------  -------------   ------------
                                                       1,048,511            779,490        132,134      1,960,135
                                                  ---------------   ----------------  -------------   ------------
   Net income                                          ($56,408)           $107,889     ($120,008)      ($68,527)
                                                  ===============   ================  =============   ============


The Partnership's operating results for the nine months ended September 30, 1996, consisted of interest income, administrative expenses, the Partnership's share of the income from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                        Canyon         Broadmoor         Investment     Consolidated
                                                         View            Pines          Partnership       Totals
         Total revenue                                    $944,416         $918,568         $23,001       $1,885,985

         Expenses:
           General and administrative                           10         -                180,893          180,903
           Operations                                      507,309          360,744                          868,053
           Depreciation and amortization                   180,743          138,344                          319,087
           Interest                                        351,001          260,718                          611,719
           Equity in (income) loss from partnership        -               -                  2,413            2,413
                                                     -------------- ----------------  --------------  ---------------
                                                         1,039,063          759,806         183,306        1,982,175
                                                     -------------- ----------------  --------------  ---------------
         Net income                                      ($94,647)         $158,762      ($160,305)        ($96,190)
                                                     ============== ================  ==============  ===============


Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996:

Total revenue remained stable with an increased of $5,623. General and administrative expenses decreased by $57,360 or 32% due to lower legal costs, as well as the re-stabilization of costs associated with the Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.
Operating expenses increased by less than 1% or $11,297.

Thus far in 1997, the Partnership has made the following cash distributions to its Partners:


         Limited Partners              $ 191,158
         General Partners                   -
                                        $191,158

                           PART II - OTHER INFORMATION
                                 ----------------

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




Date  November 12, 1997