Form 10-K
period 1997-12-31
DEVELOPMENT PARTNERS
filed 1998-03-31
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to ________________

                           Commission File No. 0-15511

           Development Partners (A Massachusetts Limited Partnership)
                 (formerly Berry and Boyle Development Partners)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2895800
-------------------------------------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

The Exhibit Index is located on page F-18

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

The primary business of the Partnership is to invest in, operate and ultimately dispose of a diversified portfolio of income-producing residential real properties directly or through its joint venture partner interest in joint ventures which own such properties. Descriptions of such properties are included below in Item 2. as well as in Note 5 of the Notes to the Consolidated Financial Statements.

As further discussed in Item 2 below and in Note 10 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership requires the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 20, 1998. Such consents will be solicited until April 15, 1998, which date may be extended by the General Partners until not later than June 1, 1998. Each of the properties owned by the Partnership or in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners. Net proceeds from the sales will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

On-site management of all Partnership properties is provided by an affiliate of the General Partners. The terms of such property management services between the Partnership (or joint venture) and the property manager are embodied in a written management agreement with respect to each property. These fees do not exceed 4% of the gross revenues from each property. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements, bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's administrative expenses are paid out of the Partnership's share of such cash flow and from interest income, which the Partnership earns on its short-term investments.

The success of the Partnership depends upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among others, general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the properties.

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

ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in the Canyon View Joint Venture, an Arizona joint venture that owns and operates Canyon View, a 168-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $5,300,000. The Partnership owns and operates Broadmoor, a 108-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,650,000. The ownership of Broadmoor was formerly structured as a Joint Venture of which the Partnership owned a majority interest. With regard to the termination of the Broadmoor Joint Venture, see Note 5 of the Notes to Consolidated Financial Statements. The Partnership also owns a minority interest in Casabella Associates ("Associates"), which owns and operates Casabella, a 154-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original amount of $7,320,000. With regard to the termination of the Casabella Joint Venture, see Note 6 of the Notes to Consolidated Financial Statements. As further discussed below under "Pending Sales" and in Note 10 of the Notes to Consolidated Financial Statements, each of the properties owned by the Partnership or in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates Canyon View. The Partnership is the managing joint venture partner and controls all decisions regarding the operation and sale of the property. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1997, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits and to fund certain capital improvements. In addition to such contributions, the Partnership incurred $745,902 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of January 27, 1998, the property was 87% occupied, compared to 96% approximately one year ago. At December 31, 1997 and 1996, the market rents for the various unit types were as follows:

      Unit Type ..............................             1997             1996
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  765           $  725
Two bedroom two bath .........................              825              810
Two bedroom two bath w/den ...................            1,010              980

Broadmoor

On October 12, 1988, the Partnership acquired Broadmoor and simultaneously contributed the property to a joint venture comprised of the Partnership and the developer of the property. See Note 5 of Notes to Consolidated Financial Statements regarding the termination of the Broadmoor Pines Joint Venture in 1996. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1997, the Partnership has contributed total capital of $6,079,200 to the Broadmoor Pines Joint Venture which was used to repay a portion the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition to such contributions, the Partnership incurred $684,879 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of January 27, 1998, the property was 87% occupied, compared to 92% approximately one year ago. At December 31, 1997 and 1996, the market rents for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  930           $  875
Two bedroom two bath .........................            1,045              975
Two bedroom two bath w/den ...................            1,255            1,175

Casabella

On November 5, 1990, the Partnership purchased an approximate 8% interest in Associates, a general partnership consisting of the Partnership and two other partnerships affiliated with the General Partners. Under the terms of the purchase, the Partnership contributed $400,000 to Associates. In addition to its $400,000 contribution to Associates, the Partnership has incurred $83,668 of acquisition expenses. Associates was formed to acquire a majority interest in the Casabella Joint Venture which was formed to own and operate Casabella. See
Note 6 of Notes to Consolidated Financial Statements regarding the termination of the Casabella Joint Venture in 1996.

As of January 27, 1998, the property was 94% occupied, compared to 99% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  950           $  820
Two bedroom two bath .........................            1,160              950
Two bedroom two bath w/den ...................            1,225            1,185

Pending Sales

The following table sets forth certain information regarding the Partnership's properties and the pending purchase and sale agreements ("Purchase Agreements").

                                                                      Purchase Agreements
                                 Projected
                                  Mortgage
 Property Name and Location     Indebtedness       Purchase                                             Closing
                                 at 3/30/98         Price                    Purchaser                   Date(1)
------------------------------
Canyon View,                     $4,963,525      $10,101,497     Tucson Realty Holding Co. Inc.       4/24/98(3)
Tucson, AZ(2)
------------------------------

Broadmoor,                       $3,489,660       $8,300,000     DRA Advisors, Inc.                     4/30/98
Colorado Springs, CO(4)

------------------------------
Casabella,                       $6,734,895      $11,700,000     JPR Capital LLC                          (6)
Scottsdale, AZ(5)


(1)      Subject to the consent of the limited partners to the Dissolution.

(2) The Partnership owns a joint venture interest in Canyon View Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View. Under the terms of the Canyon View Joint Venture Agreement, the Partnership's co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon View Purchase Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is proceeding to close the sale of Canyon View to TRH pursuant to the Canyon View Purchase Agreement. The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View. The lawsuit seeks specific performance of the right of first refusal to require the Partnership to sell the property to the co-venturer or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH. The Partnership intends to seek to expunge the lis pendens and to defend against the claims of the co-venturer. Although the Partnership believes that the pending lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View. Canyon View will be sold together with an adjacent property which is owned by a joint venture in which a public limited partnership of which the General Partners or their affiliates are the general partners is the managing venturer. Accordingly, the sale of Canyon View is also conditioned upon the consent of the limited partners of the affiliated partnership to the dissolution of such partnership. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties.

(3) The Closing Date may occur earlier than the date indicated if the consent of the limited partners to the Dissolution is received prior thereto.

(4) The Partnership holds fee simple title to this property. The Partnership's former joint venture partner in the joint venture which previously held title to the property retained an economic interest in the property's cash flow and sales proceeds under certain circumstances. The former joint venture partner will not be entitled to receive any portion of the proceeds of the sale of Broadmoor.

(5) The Partnership owns an approximate 8% interest in Associates, a general partnership which holds fee simple title to the property. The Partnership's share of the net proceeds from the sale of Casabella is estimated to be approximately $408,485. The Partnership's partners in Associates are two public limited partnerships of which the General Partners or their affiliates are the general partners. Accordingly, the sale of Casabella is also conditioned upon the consent of the limited partners of the affiliated partnerships to the dissolution of such partnerships. Associates' former joint venture partner in the joint venture which previously held title to the property retained an economic interest in the property's cash flow and sales proceeds under certain circumstances. The former joint venture partner will not be entitled to receive any portion of the proceeds of the sale of Casabella.

(6) Approximately 90 days after the limited partner consents described in note (5) above are received, but not later than June 15, 1998.

Each Purchase Agreement provides that the purchaser has the right to conduct its "due diligence" review of the property. This review includes, but is not limited to, a physical inspection and examination of title and environmental matters. During the due diligence period, each purchaser has the customary right to withdraw its offer for any reason. Because each of the property sales is subject to the respective purchaser's due diligence review of the property, there can be no assurance that any or all proposed sales described above will actually occur. Alternatively, as is customary in similar real estate transactions, if, during the due diligence period, the purchaser identifies conditions which are unacceptable to it, the purchaser may seek a purchase price adjustment, which the General Partners would consider and negotiate as they deem appropriate. Each Purchase Agreement provides that in the event that the purchaser defaults by failing to close following the end of the due diligence period, the Partnership will be entitled to retain the purchaser's deposit as liquidated damages.


ITEM 3.  LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is subject. Although the General Partners do not believe it to be material or with merit, for information regarding a lawsuit related to the pending sale of Canyon View, see the discussion in note (2) to the table under the subheading "Pending Sales" in Item 2 above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1997 was 1,989.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1997 and 1996 were paid as follows:


                                        Date of
Quarter Ended .................................    Payment              Amount
------------------------------------------------   -----------------   -------
March 31, 1996 .................................   May 15, 1996        $63,719
June 30, 1996 ..................................   August 15, 1996     $63,719
September 30, 1996 .............................   November 15, 1996   $63,719
December 31, 1996 ..............................   February 28, 1997   $63,719
March 31, 1997 .................................   May 15, 1997        $63,719
June 30, 1997 ..................................   August 15, 1997     $63,719
September 30, 1997 ............ ................                       $     0
December 31, 1997 ..............................                       $     0


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand, LLP, whose reports for the periods ended December 31, 1997, 1996 and 1995 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.


                                                                                Year Ended
                                                  -----------------------------------------------------------------------
                                                              -----------------------------------------------------------
                                                   12/31/97      12/31/96       12/31/95      12/31/94       12/31/93
Rental income                                      $2,529,509     $2,427,779     $2,444,585    $2,598,360     $2,441,256
Net income (loss)                                  ($111,575)     $(217,956)        $54,619      $227,996        $25,664

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit- Basic and diluted
    Aggregate 36,411 Units                            ($3.03)        ($5.93)          $1.47         $6.14          $0.69
   General Partners                                  ($1,116)       ($2,180)         $1,092        $4,560           $513

Cash distributions to Partners:
   Limited Partners - Per Unit
    Aggregate 36,411 Units                              $5.25          $7.00         $13.75        $19.25          $9.50
   General Partners                                    $3,901         $5,202        $10,217       $14,304         $7,059

Total assets                                       $18,170,237   $18,518,721    $19,144,374   $19,675,617    $20,241,217
Long term obligations                              $8,487,134     $8,615,326     $8,732,151    $8,838,924     $8,935,644

Long term obligations become due in 1998. The Partnership intends to refinance this debt or sell the properties prior to the due date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning the General Partners' expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,277,559 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of
$1,140,679 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through December 31, 1997, $605,677 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. In 1997, the aggregate net decrease in working capital reserves was $145,725. This decrease resulted primarily from cash provided by operations of $450,573, offset by $235,748 of fixed asset additions, distributions to partners of $195,059, principal payments on mortgage notes payable of $128,192 and $37,299 for loan refinancing costs. See Note 7 of the Notes to the Consolidated Financial Statements.

With regard to certain  balloon  payments on existing  first  mortgage debt (see
Note 7 of the Notes to Consolidated Financial Statements) on the Partnership's properties which are due and payable in 1998, the General Partners anticipate repaying such loans utilizing a portion of the sales proceeds from the pending sales of the properties. See Item 2 above. In the event that one or more of the pending sales is not consummated, the General Partners will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties. To date, the General Partners have neither sought to extend or renegotiate the existing mortgage debt nor have they sought new financing for the properties and there can be no assurance that they would be successful in doing so. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1997. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings. See also projected 1998 operating results.

In the event that Partnership properties are not sold pursuant to the Purchase Agreements, the Partnership would continue to operate the properties until substitute sales could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1998 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its properties assuming the existing mortgage debt can be extended, renegotiated or refinanced.

In 1996, the aggregate net increase in working capital reserves was $5,716. This increase resulted primarily from cash provided by operations of $200,326, proceeds from maturities of short term investments of $430,110, and $40,017 of distributions from Casabella, offset by $287,833 of fixed asset additions, distributions to partners of $260,079 and $116,825 of principal payments on mortgage notes payable.

Results of Operations

For the year ended December 31, 1997, the Partnership's operating results were comprised of its share of the income and expenses from (i) the Canyon View Joint Venture, (ii) Broadmoor Pines, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                              Canyon         Broadmoor       Investment    Consolidated
                                               View            Pines         Partnership     Totals
Total revenue                                 $1,337,942       $1,197,642        $15,927     $2,551,511

Expenses:
  General and administrative                    -                -               168,193        168,193
  Operations                                     690,522          507,840                     1,198,362
                                                                                 -
  Depreciation and amortization                  263,571          215,524                       479,095
                                                                                 -
  Interest                                       461,612          345,783                       807,395
                                                                                 -
  Equity in (income) loss from                  -                -                10,041         10,041
partnership
                                          ---------------  --------------- -------------- --------------
                                          ---------------  --------------- -------------- --------------
                                               1,415,705        1,069,147        178,234      2,663,086
                                          ---------------  --------------- -------------- --------------
                                          ===============  =============== ============== ==============
Net income (loss)                              ($77,763)         $128,495     ($162,307)     ($111,575)
                                          ===============  =============== ============== ==============


For the year ended December 31, 1996, the Partnership's operating results were comprised of the income and expenses from (i) the Canyon View Joint Venture,
(ii) the Broadmoor Pines Joint Ventures, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:


                                              Canyon       Broadmoor        Investment    Consolidated
                                               View          Pines         Partnership      Totals
Total revenue                                $1,212,061      $1,218,002        $29,545      $2,459,608

Expenses:
  General and administrative                         10        -               245,117         245,127
  Operations                                    684,240         477,662                      1,161,902
                                                                               -
  Depreciation and amortization                 251,459         189,993                        441,452
                                                                               -
  Interest                                      466,778         347,028                        813,806
                                                                               -
  Equity in (income) loss from                    -              -              15,277          15,277
partnership
                                            -------------- --------------- ------------
                                                                                         --------------
                                              1,402,487       1,014,683        260,394       2,677,564
                                           ------------- ---------------  -------------  --------------
Net income (loss)                            ($190,426)        $203,319     ($230,849)      ($217,956)
                                           ============= ===============  =============  ==============

For the year ended December 31, 1995, the Partnership's operating results were comprised of the income and expenses from (i) the Canyon View Joint Venture,
(ii) the Broadmoor Pines Joint Ventures, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:



                                                    Canyon         Broadmoor      Investment    Consolidated
                                                     View            Pines       Partnership          Totals
Total revenue                                       $1,303,606      $1,141,950       $51,697      $2,497,253

Expenses:
  General and administrative                             7,208           7,021       163,439         177,668
  Operations                                           597,918         422,394       -             1,020,312
  Depreciation and amortization                        239,665         183,868       -               423,533
  Interest                                             473,776         350,428       -               824,204
  Equity in (income) loss from partnership             -               -             (3,083)         (3,083)
                                                 --------------  -------------- -------------  --------------
                                                     1,318,567         963,711       160,356       2,442,634
                                                 --------------  -------------- -------------  --------------
Net income (loss)                                    ($14,961)        $178,239    ($108,659)         $54,619
                                                 ==============  ============== =============  ==============


Comparison of 1997 and 1996 Operating Results:

The total revenue increased by $91,903 or 4% due to increased rental revenue at Canyon View. Rental operating expenses increased $36,460 or 3% due primarily to increases in maintenance and repair costs associated with the disposition of the properties. General and administrative expenses decreased by $76,934 or 31% primarily due to the re-stabilization of costs associated with the Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs. Included is a one-time cost of the Evans Withycombe termination ($5,681) and the cost of the Highland termination ($8,683) and its related legal cost which were incurred in May, June and July of 1996.

Comparison of 1996 and 1995 Operating Results:

The total revenue decreased by $37,645 or 2%, of which $20,839 was due to lower interest income. Rental operating expenses increased $141,590 or 14% due primarily to increases in advertising and promotion, salaries and maintenance and repair costs. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased the Partnerships costs. Consequently, the general and administrative expenses of the Partnership increased $67,459 or 38% in 1996 as compared with 1995. Included is a one-time cost of the Evans Withycombe termination ($5,681) and the cost of the Highland termination ($8,683) and its related legal cost which were incurred in May, June and July of 1996. (Refer to Note 5 and Note 6 of the Notes to Consolidated Financial Statements).

Projected 1998 Operating Results:

As further discussed in Item 2 above and in Note 10 of the Notes to the Consolidated Financial Statements, each of the properties owned by the Partnership or in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners. Under the terms of the Purchase Agreements, it is anticipated that the closings would occur during the second quarter of 1998. If the sales do occur as anticipated, the Partnership and its related entities will likely be liquidated in 1998. Although there can be no assurance the Partnership will dispose of any or all of its properties during 1998 pursuant to the Purchase Agreements or otherwise, if the Dissolution is approved by the Limited Partners, the Partnership will continue to seek to dispose of its properties. In the event that the Partnership were to dispose of any property during 1998, operating results of the Partnership would vary significantly from those achieved in prior periods.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRCTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and, as such, has no executive officers or directors. The General Partners of the Partnership are GP L'Auberge Communities, L.P., a California limited partnership, of which L'Auberge Communities Inc. (formerly known as Berry and Boyle Inc.) ("L'Auberge") is the general partner, and L'Auberge Realty Advisors (A Massachusetts Limited Partnership).


GP L'Auberge Communities, L.P.

GP L'Auberge Communities, L.P. was formed in 1983 for the purpose of acting as a general partner in partnerships formed to invest directly or indirectly in real property. L'Auberge is the sole general partner of GP L'Auberge Communities, L.P. The following sets forth certain biographical information with respect to the executive officers and directors of L'Auberge other than Stephen B. Boyle who is discussed above. There are no familial relationships between or among any officer or director and any other officer or director.

      Name                                         Position
---------------------------
Stephen B. Boyle            President, Executive Officer and Director
---------------------------
Earl C. Robertson           Executive Vice President and Chief Financial Officer
---------------------------
Donna Popke                 Vice President and Secretary

Stephen B. Boyle, age 57, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California limited partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

Earl C. Robertson, age 50, has been Executive Vice President of L'Auberge since April 1995 and its Chief Financial Officer of L'Auberge since May 1996. Mr. Robertson joined L'Auberge in April 1995 as Executive Vice President. Prior to joining L'Auberge, Mr. Robertson had over 20 years experience as a senior development officer, partner and consultant in several prominent real estate development companies, including Potomac Investment Associates, a developer of planned golf course communities nationwide, where he was employed from 1989 to June 1993. He also served as a consultant to Potomac Sports Properties from July 1993 to April 1995. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle.

Donna Popke, age 38, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.

L'Auberge Realty Advisors (A Massachusetts Limited Partnership)

L'Auberge Realty Advisors (A Massachusetts Limited Partnership) was formed in 1985 for the purpose of acting as a general partner of the Partnership. Its sole general partner is Stephen B. Boyle.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 1998, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1997, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 8 and 9 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

         Net Cash From Operations distributed during 1997
           to the General Partners                                       $3,901

         Allocation of Income (Loss) to the General Partners            ($1,116)

         Property management fees paid to an affiliate of the
           General Partners                                             $97,167

         Reimbursements to General Partners                             $59,654

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1,2       See Page F-2
     3         See Exhibit Index contained herein.

(b)            Reports on Form 8-K

               The Partnership has not filed,  and was not required to file, any reports on Form 8-K during the last quarter of 1997.

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

                                    Date: March 26, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                    Date



_/s/ Stephen B. Boyle _  Director, President and                  March 26, 1998
  STEPHEN B. BOYLE       Principal Executive
                         Officer of L'Auberge
                         Communities, Inc.



_/s/ Earl C. Robertson_  Executive Vice President and             March 26, 1998
  EARL C. ROBERTSON      Principal Financial Officer of
                         L'Auberge Communities, Inc.

                                   APPENDIX A

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                                     ---------










                        CONSOLIDATED FINANCIAL STATEMENTS


                  ANNUAL REPORT TO THE SECURITIES AND EXCHANGE
              COMMISSION For the Years Ended December 31, 1997 and
                                December 31, 1996

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants ...........................   F-3


Consolidated Balance Sheets at December 31, 1997 and 1996 ...   F-4


Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995 ..........................   F-5


Consolidated Statements of Partners' Equity (Deficit) for the
  years ended December 31, 1997, 1996 and 1995 ..............   F-6


Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995 ..........................   F-7 -- F-8


Notes to Consolidated Financial Statements ..................   F-9 -- F-17


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Development Partners
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 10, the General Partners of the Partnership have entered into sales agreements to sell all of the Partnership's properties. If closing of these sales were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.





Coopers & Lybrand, L.L.P.
Denver, Colorado
February 27, 1998



                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                                 ---------------

                                                                           1997              1996
                                                                           ----              ----
                                                ASSETS
Assets held for sale/Property, at cost (Notes 3, 10)
  Land                                                                    $5,114,512        $5,114,512
  Buildings and improvements                                              15,561,584        15,561,584
  Equipment, furnishings and fixtures                                      1,923,541         1,687,793
                                                                       --------------   ---------------

                                                                          22,599,637        22,363,889
  Less accumulated                                                       (5,191,727)       (4,741,203)
depreciation
                                                                       --------------   ---------------

                                                                          17,407,910        17,622,686

Cash and cash equivalents                                                    392,010           537,735
Real estate tax escrows                                                       28,204            27,976
Deposits and prepaid expenses                                                  1,924               639
Tenant receivable                                                             15,578          -
Due from affiliates (Note 9)                                                  16,870            20,631
Investment in partnership                                                    283,168           293,210
Deferred expenses, net of accumulated
  amortization of $327,042 and $298,472                                       24,573            15,844

                                                                       --------------   ---------------
         Total assets                                                    $18,170,237       $18,518,721
                                                                       ==============   ===============

                              LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                                    $8,487,134        $8,615,326
Accounts payable                                                             146,364            57,602
Accrued expenses                                                             153,511           164,447
Due to affiliates (Note 9)                                                    13,535            10,680
Rents received in advance                                                                        6,158
                                                                       -
Tenant security deposits                                                      78,124            66,305
                                                                       --------------   ---------------
         Total liabilities                                                 8,878,668         8,920,518

General Partners' deficit                                                   (88,541)          (83,524)
Limited Partners' equity                                                   9,380,110         9,681,727
                                                                       --------------   ---------------

        Total liabilities and partners' equity                           $18,170,237       $18,518,721
                                                                       ==============   ===============

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                         for the years ended December 31, 1997, 1996 and 1995
                                            -------------




                                                                1997            1996             1995
                                                                ----            ----             ----
Revenue:
  Rental income                                               $2,529,509       $2,427,779       $2,444,585
  Interest income
                                                                  22,002           31,829           52,668
                                                            -------------  ---------------  ---------------
                                                               2,551,511        2,459,608        2,497,253
Expenses:
  Operating Expenses                                           1,198,362        1,161,902        1,020,312
  Interest                                                       807,395          813,806          824,204
  Depreciation and amortization                                  479,095          441,452          423,533
  General and administrative                                     168,193          245,127          177,668
  Equity in (income) loss
      from partnership                                            10,041           15,277          (3,083)
                                                            -------------  ---------------  ---------------
                                                               2,663,086        2,677,564        2,442,634
                                                            -------------  ---------------  ---------------

Net income (loss)                                             ($111,575)       ($217,956)          $54,619
                                                            =============  ===============  ===============

Net income (loss) allocated to:
  General Partners                                              ($1,116)         ($2,180)           $1,092

Basic and  diluted per unit net income  (loss)  allocated  to  Investor  Limited
   Partner interest:
       36,411 units issued                                       ($3.03)          ($5.93)            $1.47







                        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                         for the years ended December 31, 1997, 1996 and 1995
                                            -------------

                                                                              Investor          Total
                                                               General         Limited        Partners'
                                                               Partners       Partners          Equity

Balance at December 31, 1994                                     (67,017)      10,599,504       10,532,487

Cash distributions                                               (10,217)       (500,651)        (510,868)

Net income                                                          1,092          53,527           54,619
                                                             -------------  --------------  ---------------

Balance at December 31, 1995                                    ($76,142)     $10,152,380      $10,076,238

Cash distributions                                                (5,202)       (254,877)        (260,079)

Net loss                                                          (2,180)       (215,776)        (217,956)
                                                             -------------  --------------  ---------------

Balance at December 31, 1996                                     (83,524)       9,681,727        9,598,203

Cash distributions                                                (3,901)       (191,158)        (195,059)

Net loss                                                          (1,116)       (110,459)        (111,575)
                                                             -------------  --------------  ---------------

Balance at December 31, 1997                                    ($88,541)      $9,380,110       $9,291,569
                                                             =============  ==============  ===============








                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1997, 1996 and 1995
                                                  -------------



                                                                       1997           1996              1995
                                                                       ----           ----              ----
Cash flows from operating activities:
  Interest received                                                     $22,002         $39,411           $56,334
  Cash received from rental income                                    2,523,353       2,432,812         2,428,669
  General and administrative expenses                                 (168,708)       (236,943)         (177,722)
  Operating expense                                                 (1,118,181)     (1,220,694)         (973,492)
  Interest paid                                                       (807,893)       (814,260)         (824,618)
                                                                   -------------  --------------------------------

Net cash provided by operating activities                               450,573         200,326           509,171

Cash flows from investing activities:
  Capital improvements                                                (235,748)       (287,833)          (98,858)
  Proceeds from maturities of short-term investments                        -           430,110           541,709
  Deposits                                                                  -                               5,970
                                                                                          -
  Distributions from partnership                                            -            40,017            15,640
                                                                   -------------  --------------------------------

Net cash (used) provided by investing activities                      (235,748)         182,294           464,461

Cash flows from financing activities:
  Distributions to partners                                           (195,059)       (260,079)         (510,868)
  Cash paid for loan refinancing                                       (37,299)             -                 -
  Principal payments on mortgage note payable                         (128,192)       (116,825)         (106,773)
                                                                   -------------  --------------   ---------------

Net cash used by financing activities                                 (360,550)       (376,904)         (617,641)
                                                                   -------------  --------------   ---------------

Net (decrease) increase in cash and cash equivalents                  (145,725)           5,716           355,991

Cash and cash equivalents at beginning of year                          537,735         532,019           176,028
                                                                   -------------  --------------   ---------------

Cash and cash equivalents at end of year                               $392,010        $537,735          $532,019
                                                                   =============  ==============   ===============






                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1997, 1996 and 1995

                                                  -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:



                                                                    1997           1996             1995
                                                                    ----           ----             ----
Net income (loss)                                                 ($111,575)      ($217,956)           $54,619
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                        479,095         441,452           423,533
Equity in (income) loss from partnership                              10,041          15,277           (3,083)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease (increase) in real estate tax escrow                      (228)           1,481           (1,342)
    Decrease (increase) in deposits and prepaid expenses             (1,285)           3,529              -
    Decrease (increase) in tenants  receivable                      (15,578)           7,575             3,666
    Increase (decrease) in accounts payable and
       accrued expenses                                               77,826        (37,296)            49,412
    Decrease in due to affiliates                                      6,616        (18,769)           (1,718)
    (Decrease) increase in rents received in advance                 (6,158)           6,158           (6,483)
    Increase (decrease) in tenant security
      deposits                                                        11,819         (1,125)           (9,433)
                                                                -------------  --------------  ----------------

Net cash provided by operating activities                           $450,573        $200,326          $509,171
                                                                =============  ==============  ================

1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At December 31, 1997, the total number of Limited Partners was 1,989. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 10.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Canyon View Joint Venture and Broadmoor Pines. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Note 5 regarding the termination of the Broadmoor Pines Joint Venture, and Note 6 regarding the termination of the Casabella Joint Venture.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                            40 years
                  Equipment, furnishings and fixtures                 5-15 years


         E.  Deferred Expenses

         Costs of obtaining or extending various mortgages on the properties are being amortized over the mortgage term using the straight line method, which approximates the effective interest method.

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

         H. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 10, for the year ended December 31, 1997, the Partnership recorded its properties at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

          For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at any of the Partnership's properties.

          I.   Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

         J.     New Accounting Standards

         In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The computation of basic and diluted earnings per share was based on income available to the Limited Partners divided by the weighted average number of units outstanding during the period. The Partnership has no dilutive type securities. The adoption of SFAS 128 had no effect on the results previously reported.

3. Assets held for sale:

Assets held for sale, consisted of the following at December 31, 1997:

                                    Initial Cost                       Costs Capitalized            Gross Amount at Which Carried
                                    to Partnership                  Subsequent to Acquisition            at Close of Period
                  -------------------------------- -------------------------  -----------------------------
                         Buildings     Equip.,        Buildings   Equip.,         Buildings    Equip.,
     Property                and    Furnishings         and     Furnishings         and     Furnishings  Accumulated
   Description      Land   Improv.   & Fixtures   Land  Improv.  & Fixtures   Land  Improv.  & Fixtures   Depreciation Total
---------------- ---------------------------------  --------------------------- ------- --------- ----------- ------------- ----

Canyon View at Ventana,
 a 168-unit
 residential rental
 complex located
 in Tucson, AZ
              $2,932,796  $8,591,969 $719,461   $20,181 $10,095 $266,939    $2,952,977 $8,602,064 $986,400 ($2,991,565)  $9,549,876

Broadmoor, a 108-unit
residential rental
complex located in
Colo. Springs, CO
                2,148,811   6,891,420   559,282   12,724   68,100  377,859  2,161,535  6,959,520   937,141   (2,200,162)  7,858,034
                ---------------------------------- ------------------------  ----------------------------   -----------   ----------

              $5,081,607 $15,483,389 $1,278,743  $32,905 $78,195 $644,798  $5,114,512 $15,561,584 $1,923,541 ($5,191,727)$17,407,910
               ================================== ========================== ================================ =========== ==========

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 7).  As of December 31, 1997 all assets are held for sale (See Note 10).

The changes in total real estate assets for the years ended December 31, 1997, The change in accumulated depreciation for the years ended December 31, 1997, 1996, and 1995 are as follows: 1996, and 1995 are as follows:

                                1997         1996         1995                                        1997         1996         1995
                                ----         ----         ----                                        ----         ----         ----
Balance, beginning of year   $22,363,889  $22,076,056  $21,977,198     Balance, beginning of year  $4,741,203  $4,322,133 $3,923,245
Additions during the period:
Improvements                     235,748      287,833       98,858     Depreciation for the period    450,524     419,070    398,888
                            ---------------------------------------                              -----------------------------------

Balance at end of year       $22,599,637  $22,363,889  $22,076,056     Balance at end of year     $5,191,727  $4,741,203  $4,322,133
                            =======================================                              ===================================

4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                            1997       1996
                        --------   --------
Cash on hand ........   $170,454   $326,649
Money market accounts    221,556    211,086
                        --------   --------
                        $392,010   $537,735
                        ========   ========

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of December 31, 1996 and 1997.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and controls all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1997, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

In the case of certain capital transactions and distributions, as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

For the years ended December 31, 1997, 1996 and 1995, the Canyon View Joint Venture had a net loss of $77,763, $190,426 and $14,961, respectively.


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

The Partnership had been designated the managing joint venture partner of the Broadmoor Pines Joint Venture and controlled the operations of the Broadmoor Pines Joint Venture and the property.

Through December 31, 1997, the Partnership has made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.


JULY 3, 1996, THROUGH DECEMBER 31, 1997

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership to Highland totaling $8,683, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Broadmoor Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Broadmoor Joint Venture. Highland may still share in cash flow distributions or proceeds from the sale of the property if certain performance levels are met.

For the years ended December 31, 1997, 1996 and 1995, the Broadmoor Pines Joint Venture had net income of $128,495, $203,319 and $178,239, respectively.


6.  Investment in Partnership:

On November 5, 1990, the Partnership contributed $400,000 to purchase an approximate 8.5% interest in Casabella Associates, a general partnership among the Partnership, Development Partners II (A Massachusetts Limited Partnership) ("DPII") and Development Partners III (A Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $83,668 of acquisition costs, including $41,400 in acquisition fees paid to the General Partners. The difference between the partnership's carrying value of the investment in Casabella Associates and the amount of underlying equity in net assets is $65,345, representing a portion of the acquisition costs stated above that were not recorded on the books of Casabella Associates.

Casabella Associates owns a majority interest in Casabella, a 154 unit residential community in Scottsdale, Arizona. On June 30, 1992, Casabella refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under terms of the note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, were required over the term of the loan. The loan was due July 15, 1997. On July 10, 1997 the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments remain unchanged. The terms of the agreement provide for a pre-payment penalty of .5% of the outstanding loan amount in the event the note is paid prior to 60 days before the note becomes due. Under the agreement, the maturity of the note has been extended to July 15, 1998. As this mortgage note payable is due in fiscal 1998, the Partnership of Casabella will seek to sell the property ( see
Note 10) or seek to renegotiate this mortgage note with its existing lender or seek new sources of financing for this property on a long term basis. The General Partners of Casabella believe that existing cash flows from the property will be sufficient to support a level of borrowing that is at least equal to the amount outstanding as of December 31, 1997. If the general economic climate for real estate in this location were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete this refinancing or sell the property.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Casabella property.

During 1997, the Partnership received no cash distributions from Casabella Associates. During 1996 and 1995, the Partnership received $40,017 and $15,640, respectively, of cash distributions from Casabella Associates.



The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at December 31, 1997 and 1996, are summarized as follows:

Assets: ..................................        1997            1996
                                             ------------    ------------
  Property, plant and equipment ..........   $ 11,580,507    $ 11,453,820
  Accumulated depreciation ...............     (2,228,967)     (1,996,504)
                                             ------------    ------------

    Property, plant and equipment, net ...      9,351,540       9,457,316

  Other assets ...........................        130,537         294,840
                                             ------------    ------------

    Total assets .........................   $  9,482,077    $  9,752,156
                                             ============    ============

Liabilities and partners' equity:
  Mortgage note payable ..................      6,766,437       6,885,673
  Other liabilities ......................        169,778         202,487
                                             ------------    ------------
  Total liabilities ......................      6,936,215       7,088,160

  Partners' equity .......................      2,545,862       2,663,996
                                             ------------    ------------

    Total liabilities and partners' equity   $  9,482,077    $  9,752,156
                                             ============    ============


The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

Income: .......................       1997           1996           1995
                                  -----------    -----------    -----------
  Rental income ...............   $ 1,507,910    $ 1,361,622    $ 1,579,782
  Other income ................         8,651         30,226         44,533
                                  -----------    -----------    -----------
                                    1,516,561      1,391,848      1,624,315
Expenses and other deductions:
  General and administrative ..         6,114          6,223         10,200
  Operations ..................       747,479        665,878        561,516
  Depreciation and amortization       255,643        266,730        375,234
  Interest ....................       625,459        633,360        642,857
                                  -----------    -----------    -----------
                                    1,634,695      1,572,191      1,589,807
                                  -----------    -----------    -----------
Net income (loss) .............   ($  118,134)   ($  180,343)   $    34,508
                                  ===========    ===========    ===========


On February 4, 1998, Casabella Associates entered into a Sales Agreement (the "Agreement") to sell Casabella in Scottsdale, Arizona to an unaffiliated third party. The selling price for Casabella is approximately $11,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions. The sale is expected to occur in 1998. If the closing of the sale were to occur, any gain on sale and proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at December 31, 1997 and 1996, which consisted of the following:



                    1997         1996
              ----------   ----------
Canyon View   $4,986,771   $5,074,647
Broadmoor .    3,500,363    3,540,679
              ----------   ----------
              $8,487,134   $8,615,326

The loans had original maturity dates of July 15, 1997.

On July 10, 1997, the lender extended the terms of the Canyon View mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $45,610 and the original interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. The balance of the note will be due on July 15, 1998.

On July 10, 1997, the lender extended the terms of the Broadmoor mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $31,980 and the original interest rate of 9.75% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. The balance of the note will be due on September 15, 1998.

As discussed in Note 10, the Partnership entered into a Sales Agreement for these properties. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of the properties will occur.

In the event the sales do not occur, the Partnership will seek new sources of financing for these properties on a long term basis or seek to renegotiate the mortgage notes with their existing lender. If the general economic climate for real estate in these locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate, it may affect the Partnership's ability to complete these refinancings or sell the properties.

Interest included in Accrued expenses in the Consolidated Balance Sheets at December 31, 1997 and 1996 consisted of the following:

                 1997      1996
              -------   -------
Canyon View   $18,960   $19,294
Broadmoor .    14,220    14,384
              -------   -------
              $33,180   $33,678
              =======   =======

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at December 31, 1997 and 1996 approximates the fair value of such notes.

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

9.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at December 31, 1997 and 1996 consisted
of $13,535 and $10,680, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 1996, due from affiliates of $20,631, consisted of $6,803 of expense reimbursements due from Canyon View West, an affiliate of the general partners, as well as $13,828 of expense reimbursement is due from Lincoln Residential Services, property manager of an affiliate of the general partners.

In 1997, 1996 and 1995, general and administrative expenses included $59,654, $65,879 and $75,552, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1997, 1996 and 1995, property management fees of $97,167, $103,969 and $121,209, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue in 1997 and 1996 and 5% of the rental revenue in 1995.

10.  Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Broadmoor in Colorado Springs, Colorado, and Canyon View in Tucson, Arizona. On January 26, 1998, and February 19, 1998, respectively, the Partnership entered into Sales Agreements (the "Agreements") to sell Broadmoor and Canyon View to an unaffiliated third party. The selling prices for Broadmoor and Canyon View are approximately $8,300,000 and $10,101,497, respectively. The Agreements are subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate these sales in 1998. Under certain conditions, the sale is contingent upon the approval of the Limited Partners.

As it is the intent of the General Partners to pursue the sale of these properties, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sales were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

                                      F-18
                                  EXHIBIT INDEX

Exhibit No.Page
(4)(a)(1) Amended and Restated Certificate and Agreement of Limited Partnership (filed as an exhibit to the Partnership's Registration Statement No. 33-02101, filed December 12, 1985 (the "Registration Statement") and incorporated herein by reference).

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

(10)(a) Development Agreement among the Partnership, Epoch Properties,Inc. and the Canyon View Joint Venture and exhibits thereto (filed as an exhibit to the Registration Statement and incorporated herein by reference).

 (10)(b)      Documents  pertaining  to the  $4,00,000  permanent  loan  for the
              Canyon View Joint Venture (filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

(10)(e) Documents pertaining to the $3,650,000 permanent loan for the Broadmoor Pines Joint Venture (filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

(10)(d) Agreement of Joint Venture of Casabella Associates dated September 27, 1990 (filed as Exhibit 10(f) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

 (10)(h) Property Management Agreement between Canyon View Joint Venture and Berry and Boyle Residential Services dated August 1, 1990 (filed as Exhibit 10(j) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

(10)(i) Property Management Agreement between Broadmoor Pines Joint Venture and Berry and Boyle Residential Services dated August 1, 1990 (filed as Exhibit 10(k) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

 (10)(k) Documents pertaining to the $7,300,000 permanent loan for Casabella Joint Venture filed as an exhibit to the Annual Report on Form 10K for the year ended December 31, 1991 for Berry and Boyle Development Partners III and incorporated herein by reference.

(10)(l) First Amendment to Joint Venture Agreement of L'Auberge Broadmoor Joint Venture and Related Assignment of Joint Venture Interest.

(10)(m)       Agreement regarding Casabella Joint Venture

(10)(n) Property Management Agreement (Canyon View) dated May 15, 1996, between L'Auberge Communities Inc. and Canyon View Joint Venture.

(10)(o) Property Management Agreement (Casabella) dated November 1, 1996, between L'Auberge Communities Inc. and Casabella Associates.

(10)(p) Purchase and Sale Agreement and Escrow Instructions dated January 26, 1998 between the Partnership and DRA Advisors, Inc. related to the sale of Broadmoor.

(10)(q) Purchase and Sale Agreement and Escrow Instructions dated February 4, 1998 between Casabella Associates and JPR Capital, L.L.C. related to the sale of Casabella

(10)(r) Purchase and Sale Agreement and Escrow Instructions dated February 19, 1998 between Canyon View Joint Venture and Tucson Realty Holding Co. Inc. related to the sale of Canyon View

(27)          Financial Data Schedule