Form 10-Q
period 1998-03-31
DEVELOPMENT PARTNERS
filed 1998-05-15
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-15511

           Development Partners (A Massachusetts Limited Partnership)
                 (formerly Berry and Boyle Development Partners)
             (Exact name of registrant as specified in its charter)

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

                                 (719) 527-0544
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS


                                 ---------------
                                                              March 31,
                          ASSETS                                 1998          December 31,
                                                              (Unaudited)          1997
Assets held for sale/Property, at cost (Notes 9)
  Land                                                           $5,114,512        $5,114,512
  Buildings and improvements                                     15,561,584        15,561,584
  Equipment, furnishings and fixtures                             1,959,071         1,923,541
                                                            ----------------  ----------------

                                                                 22,635,167        22,599,637
  Less accumulated                                              (5,191,563)       (5,191,727)
depreciation
                                                            ----------------  ----------------

                                                                 17,443,604        17,407,910

Cash and cash equivalents                                           358,692           392,010
Real estate tax escrows                                              54,495            28,204
Deposits and prepaid expenses                                         1,947             1,924
Tenant receivable                                                     6,281            15,578
Due from affiliates (Note 8)                                         16,870            16,870
Investment in partnership                                           290,184           283,168
Deferred expenses, net of accumulated
  amortization of $336,367 and $327,042                              15,248            24,573

                                                            ----------------  ----------------
         Total assets                                           $18,187,321       $18,170,237
                                                            ================  ================

                         LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                           $8,453,183        $8,487,134
Accounts payable                                                    104,168           146,364
Accrued expenses                                                    155,811           153,511
Due to affiliates (Note 8)                                           38,821            13,535
Rents received in advance                                                -                 -
Tenant security deposits                                             70,199            78,124
                                                            ----------------  ----------------
         Total liabilities                                        8,822,182         8,878,668

General Partners' deficit                                          (87,070)          (88,541)
Limited Partners' equity                                          9,452,209         9,380,110
                                                            ----------------  ----------------

        Total liabilities and partners' equity                  $18,187,321       $18,170,237
                                                            ================  ================







                                        DEVELOPMENT PARTNERS
                                (A Massachusetts Limited Partnership)
                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (Unaudited)
                                            -------------


                                                           Three Months Ended
                                                               March 31,
                                                        1998              1997
                                                        ----              ----
Revenue:
  Rental income                                          $607,749           $658,832
  Interest income
                                                            4,586              6,307
                                                    --------------  -----------------
                                                          612,335            665,139
Expenses:
  Operating Expenses                                      275,435            291,401
  Interest                                                198,820            201,831
  Depreciation and amortization                             9,325            110,927
  General and administrative                               62,199             36,125
  Equity in (income) loss
      from partnership                                    (7,014)              1,453
                                                    --------------  -----------------
                                                          538,765            641,737
                                                    --------------  -----------------

Net income (loss)                                         $73,570            $23,402
                                                    ==============  =================

Net income (loss) allocated to:
  General Partners                                         $1,471               $468

Basic and  diluted per unit net income  (loss)  allocated  to  Investor  Limited
   Partner interest:
       36,411 units issued                                  $1.98              $0.63







                                    DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                (Unaudited)
                                               -------------

                                                                              Investor           Total
                                                             General          Limited          Partners'
                                                            Partners          Partners           Equity

Balance at December 31, 1996                                  ($83,524)         $9,681,727       $9,598,203

Cash distributions                                              (3,901)          (191,158)        (195,059)

Net loss                                                        (1,116)          (110,459)        (111,575)
                                                          --------------  -----------------  ---------------

Balance at December 31, 1997                                   (88,541)          9,380,110        9,291,569

Cash distributions                                              -                -                 -

Net loss                                                          1,471             72,099           73,570
                                                          --------------  -----------------  ---------------

Balance at March 31, 1998                                     ($87,070)         $9,452,209       $9,365,139
                                                          ==============  =================  ===============











                                           DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)
                                               -------------

                                                                  Three Months Ended
                                                                     March 31,
                                                              1998              1997
                                                              ----              ----
Cash flows from operating activities:
  Interest received                                              $4,586             $6,308
  Cash received from rental income                              609,121            655,047
  General and administrative expenses                          (50,734)           (43,030)
  Operating expense                                           (327,989)          (286,176)
  Interest paid                                               (198,820)          (201,831)
                                                          --------------  -------------------

Net cash provided by operating activities                        36,164            130,318

Cash flows from investing activities:
  Capital improvements                                         (35,530)           (46,607)
                                                          --------------  -------------------

Net cash (used) provided by investing activities               (35,530)           (46,607)

Cash flows from financing activities:
  Distributions to partners                                        -              (63,719)
  Principal payments on mortgage note payable                  (33,952)           (30,941)
                                                          --------------  -----------------

Net cash used by financing activities                          (33,952)           (94,660)
                                                          --------------  -----------------

Net (decrease) increase in cash and cash equivalents           (33,318)           (10,949)

Cash and cash equivalents at beginning of year                  392,010            537,735
                                                          --------------  -----------------

Cash and cash equivalents at end of year                       $358,692           $526,786
                                                          ==============  =================






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

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)


                                               -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                         Three Months Ended
                                                                            March 31,
                                                              1998              1997
                                                              ----              ----
Net income (loss)                                               $73,570            $23,402
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                     9,325            110,927
Equity in (income) loss from partnership                        (7,014)              1,453
Change in assets  and  liabilities  net of effects
of  investing  and  financing
  activities:
    Decrease (increase) in real estate tax escrow              (26,291)           (26,461)
    Decrease (increase) in deposits and prepaid expenses           (23)                  -
    Decrease (increase) in tenants  receivable                    9,297                  -
    Increase (decrease) in accounts payable and
       accrued expenses                                        (40,061)             15,611
    Decrease in due to affiliates                                25,286              9,171
    (Decrease) increase in rents received in advance               -                (6,158)
    Increase (decrease) in tenant security
      deposits                                                  (7,925)              2,373
                                                          --------------  -----------------

Net cash provided by operating activities                       $36,164           $130,318
                                                          ==============  =================


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At March 31, 1998, the total number of Limited Partners was 1,989. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 8.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Canyon View Joint Venture and Broadmoor Pines. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Note 4 regarding the termination of the Broadmoor Pines Joint Venture.

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

         H. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 8, effective December 31, 1997, the Partnership recorded its properties at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

         I.     New Accounting Standards

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1998 and December 31, 1997 consisted of the following:
                                                        1998             1997
                                                        ----             ----
                  Cash on hand                        $134,641          $170,454
                  Money market accounts                224,051           221,556
                                                      -------           -------
                                                      $358,692          $392,010
                                                       =======           =======

4.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of March 31, 1998 and 1997.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1998, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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


4.  Joint Venture and Property Acquisitions, continued:

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

Through March 31, 1998, the Partnership has made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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

JULY 3, 1996, THROUGH MARCH 31, 1998

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

For the three months ended March 31, 1998 and 1997, the Broadmoor Pines had net income of $85,003 and $42,311, respectively.


5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at March 31, 1998 and December 31, 1997, which consisted of the following:
                                                       1998             1997
                                                       ----             ----
    Canyon View                                    $4,963,525        $4,986,771
    Broadmoor                                       3,489,658         3,500,363
                                                   ---------         ---------
                                                   $8,453,183        $8,487,134

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

As discussed in Note 8, the Partnership entered into a Sales Agreement for these properties. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of the properties will occur.

5.  Mortgage Notes Payable continued:
In the event the sales do not occur, the Partnership will seek new sources of financing for these properties on a long term basis or seek to renegotiate the mortgage notes with their existing lender. If the general economic climate for real estate in these locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate, it may affect the Partnership's ability to complete these refinancings or sell the properties.

Interest included in Accrued expenses in the Consolidated Balance Sheets at March 31, 1998 and December 31, 1997 consisted of the following:
                                                        1998              1997
                                                        ----              ----
              Canyon View                             $18,960           $18,960
              Broadmoor                                14,220            14,220
                                                       ------            ------
                                                      $33,180           $33,180
                                                      =======           =======
The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at March 31, 1998 and December 31, 1997 approximates the fair value of such notes.

6.  Partners' Equity:

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

7.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at March 31, 1998 and December 31, 1997
consisted of $38,821 and $13,535, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of March 31, 1998 and December 31, 1997, due from affiliates of $16,870 of expense reimbursement is due from Lincoln Residential Services, property manager of an affiliate of the general partners.

As of March 31, 1998 and 1997, general and administrative expenses included $19,289 and $12,298, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the three months ended March 31, 1998 and 1997, property management fees of $24,152 and $25,283, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees represent 4% of rental revenue.

8.  Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Broadmoor in Colorado Springs, Colorado, and Canyon View in Tucson, Arizona. On January 26, 1998, and February 19, 1998, respectively, the Partnership entered into Sales Agreements (the "Agreements") to sell Broadmoor and Canyon View to an unaffiliated third party. The selling prices for Broadmoor and Canyon View are approximately $8,300,000 and $10,101,497, respectively. The Agreements are subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate these sales in 1998. Under certain conditions, the sale is contingent upon the approval of the Limited Partners. As of May 13, 1998, the Partnership had received sufficient consents from the Limited Partners, approving the sale of the properties. However, a majority consensus has not been reached for Casabella Associates, of which the Partnership holds a minority interest. Casabella Associates owns a 154 unit residential community in Scottsdale, Arizona.

Although the General Partners do not believe it to be material or with merit, a lawsuit related to the pending sale of Canyon View has been filed.

The Partnership owns a joint venture interest in Canyon View Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View. Under the terms of the Canyon View Joint Venture Agreement, the Partnership's co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon View Purchase Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is proceeding to close the sale of Canyon View to TRH pursuant to the Canyon View Purchase Agreement. The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View. The lawsuit seeks specific performance of the right of first refusal to require the Partnership to sell the property to the co-venturer or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH. Consistent with the Partnership's obligation under its purchase and sale agreement with TRH, the Partnership intends to seek to expunge the lis pendens and to defend against the claims of the co-venturer. Although the Partnership believes that the pending lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View. Canyon View will be sold together with an adjacent property which is owned by a joint venture in which a public limited partnership of which the General Partners or their affiliates are the general partners is the managing venturer. Accordingly, the sale of Canyon View is also conditioned upon the consent of the limited partners of the affiliated partnership to the dissolution of such partnership. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties.

As it is the intent of the General Partners to pursue the sale of these properties, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets effective December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sales were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At March 31, 1998, the Partnership had cash and cash equivalents of $358,692 compared with $392,010 at December 31, 1997. The aggregate net decrease of $33,318 resulted primarily from cash provided by operations of $36,164, offset by $35,530 of fixed asset additions and principal payments on mortgage notes payable of $33,952,

With regard to certain  balloon  payments on existing  first  mortgage debt (see
Note 5 of the Notes to Consolidated Financial Statements) on the Partnership's properties which are due and payable in 1998, the General Partners anticipate repaying such loans utilizing a portion of the sales proceeds from the pending sales of the properties. In the event that one or more of the pending sales is not consummated, the General Partners will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties. To date, the General Partners have neither sought to extend or renegotiate the existing mortgage debt nor have they sought new financing for the properties and there can be no assurance that they would be successful in doing so. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of March 31, 1998. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

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

Results of Operations

For the three months ended March 31, 1998, the Partnership's operating results were comprised of its share of the income and expenses from (i) the Canyon View Joint Venture, (ii) Broadmoor Pines, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                                  Canyon               Broadmoor   Investment   Consolidated
                                                   View                    Pines   Partnership     Totals
Total revenue ..........................................   $ 323,805   $ 285,074   $   3,456    $ 612,335

Expenses:
  General and administrative ...........................        --          --        62,199       62,199
  Operations ...........................................     164,700     110,735                  275,435
  Depreciation and amortization ........................       5,224       4,101                    9,325
  Interest .............................................     113,585      85,235                  198,820
  Equity in (income) loss from .........................        --          --        (7,014)      (7,014)
partnership
                                                           ---------   ---------    ---------   ---------
                                                             283,509     200,071      55,185      538,765
                                                           ---------   ---------   ---------    ---------
Net income .............................................   $  40,296   $  85,003   ($ 51,729)   $  73,570
                                                           =========   =========   =========    =========


For the three months ended March 31, 1997, the Partnership's operating results were comprised of the income and expenses from (i) the Canyon View Joint
Venture, (ii) the Broadmoor Pines Joint Ventures, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership").
A summary of these operating results (unaudited) appears below:

                                              Canyon               Broadmoor   Investment   Consolidated
                                               View                    Pines   Partnership     Totals
Total revenue ......................................   $ 363,960   $ 296,288   $   4,891    $ 665,139

Expenses:
  General and administrative .......................                              36,125      36,125
  Operations .......................................     171,714     119,687                 291,401
  Depreciation and amortization ....................      62,863      48,064                 110,927
  Interest .........................................     115,605      86,226                 201,831
  Equity in (income) loss from partnership .........        --          --         1,453        1,453
                                                        ---------   ---------   ---------   ---------
                                                         350,182     253,977      37,578      641,737
                                                       ---------   ---------   ---------    ---------
Net income .........................................   $  13,778   $  42,311   ($ 32,687)   $  23,402
                                                       =========   =========   =========    =========




Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997:

Partnership operations for the three months ended March 31, 1998 generated net income of $73,570 compared with a net income of $23,402 for the corresponding period in 1997. The total revenue decreased by $52,804 or 8% due to decreased rental revenue at Canyon View and Broadmoor. Rental operating expenses decreased $15,966 or 5% due primarily to decreases in advertising expenses for both Canyon View and Broadmoor, as well as a reduction in property taxes for Canyon View. General and administrative expenses increased by $26,074 or 72% primarily due to the legal costs associated with the sales contract, as well as preparation, printing and mailing of the consent solicitation sent to the Limited Partners for the dissolution of the Partnership.

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




Date:  May 15, 1998