Form 10-Q
period 1998-06-30
DEVELOPMENT PARTNERS
filed 1998-08-13
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

                              CONSOLIDATED BALANCE SHEETS


                                           ---------------
                                                          June 30,
                        ASSETS                              1998          December 31,
                                                        (Unaudited)           1997
Assets held for sale/Property, at
cost
  Land                                                     $2,952,978        $5,114,512
  Buildings and improvements                                8,602,064        15,561,584
  Equipment, furnishings and                                  993,367         1,923,541
fixtures
                                                       ---------------   ---------------

                                                           12,548,409        22,599,637
  Less accumulated                                        (2,991,565)       (5,191,727)
depreciation
                                                       ---------------   ---------------

                                                            9,556,844        17,407,910

Cash and cash equivalents                                     158,186           392,010
Real estate tax escrows                                        80,785            28,204
Deposits and prepaid expenses                                   1,133             1,924
Tenant receivable                                               9,880            15,578
Due from affiliates (Note 8)                                   16,870            16,870
Investment in partnership                                           -           283,168
Deferred expenses, net of
accumulated
  amortization of $350,744 and                                    871            24,573
$327,042

                                                       ---------------   ---------------
         Total assets                                      $9,824,569       $18,170,237
                                                       ===============   ===============

                      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                                       $8,487,134
                                                       $            -
Accounts payable                                               66,658           146,364
Accrued expenses                                              151,459           153,511
Due to affiliates (Note 8)                                     32,737            13,535
Tenant security deposits                                       27,751            78,124
                                                       ---------------   ---------------
         Total liabilities                                    278,605         8,878,668

General Partners' deficit                                       (380)          (88,541)
Limited Partners' equity                                    9,546,344         9,380,110
                                                       ---------------   ---------------

        Total liabilities and                              $9,824,569       $18,170,237
partners' equity
                                                       ===============   ===============







                                 DEVELOPMENT PARTNERS
                         (A Massachusetts Limited Partnership)
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)
                                     -------------


                                                Three Months Ended             Six Months Ended
                                                       June 30,                     June 30,
                                         1998                 1997           1998            1997
                                         ----                 ----           ----            ----
Revenue:
  Rental income                           447,693            $600,390        $1,055,442     $1,259,223
  Interest income                          21,770               5,447
                                                                                 26,356         11,754
  Gain from sale of properties                 -                  -             140,391             -
                                     -------------     ---------------   ---------------  -------------
                                          469,463             605,837         1,222,189      1,270,977
Expenses:
  Operating Expenses                      270,900             271,151           546,335        562,552
  Interest                                189,083             201,103           387,903        402,934
  Depreciation and                         14,377             110,927            23,702        221,854
amortization
  General and administrative               64,973              44,807           127,172         80,932
  Equity in (income) loss
      from partnership                  (111,217)               1,480         (118,231)          2,933
                                     -------------     ---------------   ---------------  -------------
                                          428,116             629,468           966,881      1,271,205
                                     -------------     ---------------   ---------------  -------------

Net income (loss)                         $41,347           ($23,631)          $255,308         ($228)
                                     =============     ===============   ===============  =============

Net income (loss) allocated to:
  General Partners                           $827              ($236)           $88,161           ($2)

Basic and  diluted per unit net income  (loss)  allocated  to  Investor  Limited
   Partner interest:
       36,411 units issued                  $1.11             ($0.64)             $4.59        ($0.01)







                          DEVELOPMENT PARTNERS
                         (A Massachusetts Limited Partnership)
                                   AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                      (Unaudited)
                                     -------------

                                                          Investor           Total
                                       General            Limited          Partners'
                                       Partners           Partners           Equity

Balance at December 31, 1996            ($83,524)          $9,681,727        $9,598,203

Cash distributions                        (3,901)           (191,158)         (195,059)

Net loss                                  (1,116)           (110,459)         (111,575)
                                     -------------     ---------------   ---------------

Balance at December 31, 1997             (88,541)           9,379,197         9,291,569

Cash distributions                             -                  -                 -

Net income                                 88,161             167,147           255,308
                                     -------------     ---------------   ---------------

Balance at June 30, 1998                   ($380)          $9,546,344        $9,545,964
                                     =============     ===============   ===============











                                 DEVELOPMENT PARTNERS
                         (A Massachusetts Limited Partnership)
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                     -------------

                                               Six Months Ended
                                                  June 30,
                                         1998                 1997
Cash flows from operating activities:
  Interest received                                           $11,754
                                           26,356
  Cash received from rental income      1,010,767           1,257,360
  General and administrative            (114,159)           (107,205)
      expenses
  Operating expense                     (640,940)           (606,899)
  Interest paid                         (421,083)           (402,934)
                                     -------------     ------------------

Net cash provided by operating          (139,059)             152,076
activities

Cash flows from investing activities:
  Capital improvements                  (193,404)            (87,259)
  Proceeds from sale of                 8,585,334                 -
properties
  Deposits                                    -               (2,330)
                                     -------------     ------------------

Net cash (used) provided by             8,391,930            (89,589)
investing activities

Cash flows from financing activities:
  Distributions to partners                   -             (127,439)
  Principal payments on mortgage      (8,487,134)            (62,607)
note payable
  Decrease (increase) in                      439                 -
deposits
                                     -------------     ---------------

Net cash used by financing            (8,486,695)           (190,045)
activities
                                     -------------     ---------------

Net (decrease) increase in cash and     (233,824)           (127,558)
cash equivalents

Cash and cash equivalents at              392,010             537,735
beginning of year
                                     -------------     ---------------

Cash and cash equivalents at end of      $158,186            $410,177
year
                                     =============     ===============






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

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                     -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                              Six Months Ended
                                                  June 30,
                                           1998                1997

Net income (loss)                        $255,308              ($228)
Adjustments to reconcile net income
(loss)
  to net cash provided by operating
activities:
Depreciation and amortization              23,702             221,854
Equity in (income) loss from            (118,231)               2,933
partnership
Gain from sale of property              (140,391)
Change in assets and liabilities
net of effects of
  investing and financing
activities:
    Decrease (increase) in real          (52,581)            (52,923)
estate tax escrow
    Decrease (increase) in deposits           352                 -
and prepaid expenses
    Decrease (increase) in tenants          5,698                 -
receivable
    Increase (decrease) in accounts
payable and
       accrued expenses                  (81,745)            (11,183)
    Decrease in due to                     19,202             (6,514)
affiliates
    (Decrease) increase in rents               -              (6,158)
received in advance
    Increase (decrease) in tenant
security
      deposits                           (50,373)               4,295
                                     -------------     ---------------

Net cash provided by operating         ($139,059)            $152,076
activities
                                     =============     ===============


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At June 30, 1998, the total number of Limited Partners was 1,990. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 9.)

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

         H. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 9, effective December 31, 1997, the Partnership recorded its properties at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1998 and December 31, 1997 consisted of the following:
                                                       1998             1997
                                                       ----             ----
 Cash on hand                                        $158,186          $170,454
 Money market accounts                                _______           221,556
                                                                        -------
                                                     $158,186          $392,010
                                                      =======           =======

4.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of June 30, 1998 and 1997.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1998, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

Through June 30, 1998, the Partnership has made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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

JULY 3, 1996, THROUGH MAY 22, 1998

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

On May 28, 1998, L'Auberge Broadmoor was sold pursuant to the terms of a Sale Agreement and escrow Instructions (the "Agreement") dated January 26, 1998. L'Auberge Broadmoor was sold to G&I Broadmoor LLC, a Delaware limited liability company unaffiliated with the Partnership. The purchase price for Broadmoor was $8,300,000 subject to certain customary adjustments and a $139,000 credit to the purchasers. The mortgage in the approximate amount of $3,514,880 was paid at closing utilizing a portion of proceeds from the sale. The Partnership realized net proceeds of approximately $4,439,400 from the sale.


5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at June 30, 1998 and December 31, 1997, which consisted of the following:
                                                     1998             1997
                                                     ----             ----
       Canyon View                           $       -               $4,986,771
       Broadmoor                                     -                  500,363
                                                                       -------
                                                                     $5,487,134

The loans had original maturity dates of July 15, 1997.

On July 10, 1997, the lender extended the terms of the Canyon View mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $45,610 and the original interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. On June 30, 1998, the Partnership loaned Canyon View Joint Venture $4,931,624 to pay off the mortgage that was due on July 15, 1998. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

On July 10, 1997, the lender extended the terms of the Broadmoor mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $31,980 and the original interest rate of 9.75% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. As discussed in Note 4, the mortgage in the approximate amount of $3,514,880 was paid at closing utilizing a portion of proceeds from the sale. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

5.  Mortgage Notes Payable continued:

Interest included in Accrued expenses in the Consolidated Balance Sheets at June 30, 1998 and December 31, 1997 consisted of the following:
                                                       1998              1997
                                                       ----              ----
    Canyon View                                 $      -                $18,960
    Broadmoor                                          -                 14,220
                                                                         ------
                                                                        $33,180

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

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium
Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The purchase price was $11,700,000, subject to certain customary adjustments and a $120,000 credit to the purchaser. The Partnership repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share is approximately $388,015.

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at June 30, 1998 and 1997, are summarized as follows:

         Assets:                                                 1998               1997
                                                                 ----               ----
           Property, plant and equipment           $           -               $11,580,507
           Accumulated depreciation                                             (2,228,967)
                                                                                -----------

             Property, plant and equipment, net                                  9,351,540

           Other assets                                                            130,537

             Total assets                          $           -                $9,482,077
                                                                                 =========

         Liabilities and partners' equity:
           Mortgage note payable                                                 6,766,437
           Other liabilities                                                       169,778
                                                                                   -------
           Total liabilities                                                     6,936,215

           Partners' equity                                                      2,545,862

             Total liabilities and partners' equity$            -               $9,482,077
                                                                                 =========


6.    Investment in Partnership, continued:

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the six months ended June 30, 1998, and 1997 are summarized as follows:

         Income:                                            1998              1997
                                                            ----              ----
           Rental income                                  $636,657          $755,277
           Other income                                     26,688             5,620
           Gain on sale of property                      2,066,086                 _
                                                         ---------   ---------------

                                                         2,729,431           760,897
         Expenses and other deductions:
           General and administrative                        2,144             3,908
           Operations                                      268,855           351,749
           Depreciation and amortization                    13,927           133,368
           Interest                                        284,752           313,061
                                                           -------           -------
                                                           569,708           802,086
                                                           -------           -------
         Net income (loss)                              $2,159,723          ($41,189)
                                                        ==========          =========



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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Broadmoor and Casabella of $4.8 million were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The total gain on sale of Broadmoor and Casabella of $250,663 was allocated as follows. The General Partner received a gain on sale allocation of approximately $88,114 and the Limited Partners received a gain on sale allocation of approximately $162,549. These allocations were in accordance with the terms of the Partnership Agreement.

8.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at June 30, 1998 and December 31, 1997
consisted of $32,737 and $13,535, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of June 30, 1998 and December 31, 1997, due from affiliates of $16,870 of expense reimbursement is due from Lincoln Residential Services, property manager of an affiliate of the general partners.



8.  Related Party Transactions continued:

As of June 30, 1998 and 1997, general and administrative expenses included $32,386 and $36,981 respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the six months ended June 30, 1998 and 1997, property management fees of $41,645 and $48,464, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees represent 4% of rental revenue.

On June 30, 1998, the Partnership loaned Canyon View Joint Venture $4,931,624 to payoff the mortgage that was due on July 15, 1998. The loan bears interest at the rate of 1.5 percentage points in excess of the prime rate. Interest only payments shall be payable commencing on July 31, 1998 and continuing until June 30, 2003, upon which the outstanding principal balance shall become due.

9.  Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View in Tucson, Arizona. On February 19, 1998, the Partnership entered into Sales Agreement (the "Agreement") to sell Canyon View to an unaffiliated third party. The selling price for Canyon View is approximately $10,101,497. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate the sale in 1998. Under certain conditions, the sale is contingent upon the approval of the Limited Partners. As of May 13, 1998, the Partnership had received sufficient consents from the Limited Partners, approving the sale of the property.

Although the General Partners do not believe it to be material or with merit, a lawsuit related to the pending sale of Canyon View has been filed.

The Partnership owns a joint venture interest in Canyon View Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View. Under the terms of the Canyon View Joint Venture Agreement, the Partnership's co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon View Purchase Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is attempting to close the sale of Canyon View to TRH pursuant to the Canyon View Purchase Agreement.

The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View. The lawsuit seeks specific performance of its alleged right of first refusal acquire the property Canyon View or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH.

The Partnership is attempting to expunge the lis pendens defending against the claims of the co-venturer. The Partnership and the General Partners have filed an answer and counterclaim in which they denied the material

9.    Assets Held for Sale continued:

allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon view, as well as monetary damages in an amount to be proven at trial.

TRH has intervened in the lawsuit and filed an answer and counterclaim in which it denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View, as well as monetary damages from the co-venturer in an amount to be proven at trial.

The co-venturer has recently filed an amended complaint alleging claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty against the Partnership and General Partners. The co-venturer has stated its intention to seek compensatory and punitive damages for such claims. The Partnership and the General Partners believe that such claims are meritless and will defend against them.

The Partnership and General Partners have filed a motion for partial summary judgement, which seeks a declaration that the co-venturer does not have the right to acquire Canyon View. The court is scheduled to hear this motion on October 5, 1998. As of this date, a trial date has not been scheduled.

Although the Partnership believes that the co-venturer's lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View.Canyon View will be sold together with an adjacent property, which is owned by a joint venture in which a public limited partnership of which the General Partners or their affiliates are the general partners is the managing venturer. Accordingly, the sale of Canyon View is also conditioned upon the consent of the limited partners of the affiliated partnership to the dissolution of such partnership. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties.

As it is the intent of the General Partners to pursue the sale of the property, the Partnership has recorded the asset at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets effective December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At June 30, 1998, the Partnership had cash and cash equivalents of $158,186 compared with $392,010 at December 31, 1997. The aggregate net decrease of $233,824 resulted primarily from cash provided from sale of properties $8,585,334 less mortgage repayments of $8,487,134, offset by cash required for operations of $139,059, and $193,404 of fixed asset additions.

In the event that Partnership property is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sale could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1998 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its remaining property.

Canyon View

As  of  June  30,  1998,  the  property  was  75%  occupied,   compared  to  84%
approximately one year ago. At June 30, 1998 and 1997, the market rents for the various unit types were as follows:

      Unit Type                                             1998           1997
      ---------                                             ----           ----
      One bedroom one bath                                  $725           $755
      Two bedroom two bath                                   765            815
      Two bedroom two bath w/den                             825            980









Results of Operations

The Partnership's operating results for the three months ended June 30, 1998, consisted of interest income, administrative expenses and the Partnership's share of the income from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                 Canyon           Broadmoor        Investment       Consolidated
                                                  View              Pines          Partnership       Totals
Total revenue                                       $288,424          $160,749         $20,290          $469,463
Gain on sale of property                                               140,391                           140,391

Expenses:
  General and administrative                        -                 -                 64,973            64,973
  Operations                                         171,160            99,740                           270,900
  Depreciation and amortization                        5,224             9,153                            14,377
  Interest                                           114,124            74,959                           189,083
  Equity in (income) loss from partnership         (226,420)             -             115,203         (111,217)
                                             ----------------   ---------------  -------------- ----------------
                                                      64,088           183,852         180,176           428,116
                                             ----------------   ---------------  --------------  ----------------
Net income                                          $224,336          $117,288      ($159,886)          $181,738
                                             ================   ===============  ==============  ================


The Partnership's operating results for the three months ended June 30, 1997 consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                  Canyon          Broadmoor         Investment      Consolidated
                                                   View             Pines          Partnership       Totals
         Total revenue                               $315,827        $286,301           $3,709          $605,837

         Expenses:
           General and administrative               -                 -                 44,807            44,807
           Operations                                 160,493         110,658                            271,151
           Depreciation and amortization               62,863          48,064                            110,927
           Interest                                   115,117          85,986                            201,103
           Equity in (income) loss from             -                 -                  1,480             1,480
         partnership
                                             -----------------  --------------   --------------  ----------------
                                                      338,473         244,708           46,287           629,468
                                             -----------------  --------------   --------------  ----------------
         Net income                                 ($22,646)         $41,593        ($42,578)         ($23,631)
                                             =================  ==============   ==============  ================






For the six months ended June 30, 1998, the Partnership's operating results were comprised of its share of the income and expenses from (i) the Canyon View Joint
Venture, (ii) Broadmoor Pines, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                                 Canyon          Broadmoor        Investment   Consolidated
                                                  View             Pines         Partnership      Totals
Total revenue                                       $612,229         $445,823        $23,746     $1,081,798
Gain on sale of property                                              140,391                       140,391

Expenses:
  General and administrative                       -                 -               127,172        127,172
  Operations                                         335,860          210,475                       546,335
  Depreciation and amortization                       10,448           13,254                        23,702
  Interest                                           227,709          160,194                       387,903
  Equity in (income) loss from                     -                 -             (118,231)      (118,231)
partnership
                                            -----------------  ---------------  -------------  -------------
                                                     574,017          383,923          8,941        966,881
                                            -----------------  ---------------  -------------  -------------
Net income                                           $38,212         $202,291        $14,805       $255,308
                                            =================  ===============  =============  =============

For the six months ended June 30, 1997, the Partnership's operating results were comprised of the income and expenses from (i) the Canyon View Joint Venture,
(ii) the Broadmoor Pines Joint Ventures, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                                 Canyon          Broadmoor        Investment   Consolidated
                                                  View             Pines         Partnership      Totals
Total revenue                                       $679,787         $582,590         $8,600     $1,270,977

Expenses:
  General and administrative                       -                 -                80,932         80,932
  Operations                                         332,207          230,345                       562,552
  Depreciation and amortization                      125,726           96,128                       221,854
  Interest                                           230,722          172,212                       402,934
  Equity in (income) loss from                     -                 -                 2,933          2,933
partnership
                                            -----------------  ---------------   ------------  -------------
                                                     688,655          498,685         83,865      1,271,205
                                            -----------------  ---------------   ------------  -------------
Net income                                          ($8,868)          $83,905      ($75,265)         ($228)
                                            =================  ===============   ============  =============



Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997:

Partnership operations for the six months ended June 30, 1998 generated net income of $255,308 compared with a net loss of $228 for the corresponding period in 1997. The gain on the sale of Broadmoor was $140,391. The revenue from operations decreased by $189,179 or 15% primarily due to reflecting only a portion of the quarter's revenue due to the sale of Broadmoor on May 28, 1998. Likewise, the operating expenses decreased $16,217 or 3% due primarily to the sale of Broadmoor. General and administrative expenses increased by $46,240 or 57% primarily due to the legal costs associated with the lawsuit filed in connection with the sales contract on Canyon View as discussed in Note 9.

                           PART II - OTHER INFORMATION
                                -----------------

ITEM 1.  Legal Proceedings
         Response:  None

ITEM 2.  Changes in Securities
         Response:  None

ITEM 3.  Defaults Upon Senior Securities
         Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

ITEM 5.  Other Information
         Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
         Response:  The Partnership reported the sale of Broadmoor on Form 8-K filed on June 10, 1998.


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

Date:  August 14, 1998