Form 10-Q
period 1998-09-30
DEVELOPMENT PARTNERS
filed 1998-11-12
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REport Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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

                                   CONSOLIDATED BALANCE SHEETS


                                 ---------------

                                                                  September 30,
                             ASSETS                                    1998         December 31,
                                                                   (Unaudited)          1997
Assets held for sale/Property, at cost
  Land                                                                $2,952,978       $5,114,512
  Buildings and improvements                                           8,602,064       15,561,584
  Equipment, furnishings and fixtures                                    993,367        1,923,541
                                                                  ---------------  ---------------

                                                                      12,548,409       22,599,637
  Less accumulated                                                   (2,991,565)      (5,191,727)
depreciation
                                                                  ---------------  ---------------

                                                                       9,556,844       17,407,910

Cash and cash equivalents                                                285,219          392,010
Real estate tax escrows                                                        -           28,204
Deposits and prepaid expenses                                                255            1,924
Tenant receivable                                                          4,008           15,578
Due from affiliates (Note 8)                                              16,870           16,870
Investment in partnership                                                      -          283,168
Deferred expenses, net of accumulated
  amortization of $351,615 and $327,042                                        -           24,573

                                                                  ---------------  ---------------
         Total assets                                                 $9,863,196      $18,170,237
                                                                  ===============  ===============

                           LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                             $      -            $8,487,134
Accounts payable                                                         123,748          146,364
Accrued expenses                                                          76,638          153,511
Due to affiliates (Note 8)                                                70,247           13,535
Tenant security deposits                                                  25,901           78,124
                                                                  ---------------  ---------------
         Total liabilities                                               296,534        8,878,668

General Partners' deficit                                                  (173)         (88,541)
Limited Partners' equity                                               9,566,835        9,380,110
                                                                  ---------------  ---------------

        Total liabilities and partners' equity                         $9,863,196      $18,170,237
                                                                  ===============  ===============






                                      DEVELOPMENT PARTNERS
                              (A Massachusetts Limited Partnership)
                                        AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)
                                          -------------


                                                       Three Months Ended                Nine Months Ended
                                                           September 30,                   September 30,
                                                   1998                  1997         1998            1997
Revenue:
  Rental income                                     $267,027          $615,445       $1,401,375     $1,874,669
  Interest income                                    105,429             5,185
                                                                                         52,879         16,939
  Gain from sale of properties                           -                -             140,391             -
                                               --------------  ----------------  ---------------  -------------
                                                     372,456           620,630        1,594,645      1,891,608
Expenses:
  Operating Expenses                                 173,731           316,799          720,067        879,350
  Interest                                           104,037           205,360          491,940        608,294
  Depreciation and amortization                          871           118,503           24,573        340,357
  General and administrative                          73,118            42,611          200,290        123,543
  Equity in (income) loss
      from partnership                                   -               5,658        (118,231)          8,591
                                               --------------  ----------------  ---------------  -------------
                                                     351,757           688,931        1,318,639      1,960,135
                                               --------------  ----------------  ---------------  -------------

Net income (loss)                                    $20,699         ($68,301)         $276,006      ($68,527)
                                               ==============  ================  ===============  =============

Net income (loss) allocated to:
  General Partners                                      $414            ($683)          $88,368         ($685)

Basic and  diluted per unit net income  (loss)  allocated  to  Investor  Limited
   Partner interest:
       36,411 units issued                             $0.56           ($1.86)            $5.15        ($1.86)






                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                  -------------

                                                                 Investor           Total
                                              General            Limited          Partners'
                                              Partners           Partners           Equity

Balance at December 31, 1996                   ($83,524)          $9,681,727        $9,598,203

Cash distributions                               (3,901)           (191,158)         (195,059)

Net loss                                         (1,116)           (110,459)         (111,575)
                                            -------------     ---------------   ---------------

Balance at December 31, 1997                    (88,541)           9,379,197         9,291,569

Cash distributions                                    -                  -                 -

Net income                                        88,368             187,638           276,006
                                            -------------     ---------------   ---------------

Balance at September 30, 1998                     ($173)          $9,566,835        $9,566,662
                                            =============     ===============   ===============











                                         DEVELOPMENT PARTNERS
                                (A Massachusetts Limited Partnership)
                                           AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)
                                            -------------

                                                            Nine Months Ended
                                                              September 30,
                                                         1998              1997
                                                         ----              ----
Cash flows from operating activities:
  Interest received                                        $52,879           $16,939
  Cash received from rental income                       1,360,722         1,882,367
  General and administrative expenses                    (142,205)         (142,181)
  Operating expense                                      (758,301)         (847,825)
  Interest paid                                          (525,120)         (608,294)
                                                     --------------   -----------------

Net cash provided by operating activities                 (12,025)           301,006

Cash flows from investing activities:
  Capital improvements                                   (193,404)          (97,033)
  Proceeds from sale of properties                       8,585,334               -
  Deposits                                                    -
                                                     --------------   -----------------

Net cash (used) provided by investing activities         8,391,930          (97,033)

Cash flows from financing activities:
  Distributions to partners                                   -            (191,158)
  Principal payments on mortgage note payable          (8,487,134)          (95,020)
  Decrease (increase) in deposits                             438               -
                                                       --------------   ---------------

Net cash used by financing activities                  (8,486,696)         (286,178)
                                                     --------------   ---------------

Net (decrease) increase in cash and cash equivalents     (106,791)          (82,205)

Cash and cash equivalents at beginning of year             392,010           537,735
                                                     --------------   ---------------

Cash and cash equivalents at end of year                  $285,219          $455,530
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

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)


                                                 -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                     Nine Months Ended
                                                                        September 30,
                                                                  1998                1997
                                                                  ----                ----
Net income (loss)                                                  $276,006           ($68,527)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                        24,573             340,357
Equity in (income) loss from partnership                          (118,231)               8,591
Gain from sale of property                                        (140,391)
Change in assets  and  liabilities  net of effects of
 investing and financing activities:
    Decrease (increase) in real estate tax escrow                    28,204            (26,461)
    Decrease (increase) in deposits and prepaid expenses              1,230             (1,567)
    Decrease (increase) in tenants  receivable                       11,570                 -
    Increase (decrease) in accounts payable and
       accrued expenses                                            (99,475)              48,266
    Decrease in due to affiliates                                    56,712             (7,351)
    (Decrease) increase in rents received in advance                    -               (6,158)
    Increase (decrease) in tenant security deposits                (52,223)              13,856
                                                              --------------     ---------------

Net cash provided by operating activities                         ($12,025)            $301,006
                                                              ==============     ===============


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At September 30, 1998, the total number of Limited Partners was 1,990. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

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

         C. Significant Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1998 and December 31, 1997 consisted of the following:
                                                          1998             1997
                                                          ----             ----
                  Cash on hand                       $285,219          $170,454
                  Money market accounts                                 221,556
                                                      -------           -------
                                                     $285,219          $392,010
                                                      =======           =======

4.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of September 30, 1998 and 1997.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1998, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

Through September 30, 1998, the Partnership has made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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


5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at September 30, 1998 and December 31, 1997, which consisted of the following:
                                                          1998             1997
                                                         ----             ----
                  Canyon View                          $   -         $4,986,771
                  Broadmoor                                -            500,363
                                                                       -------
                                                                       $487,134

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

5.  Mortgage Notes Payable continued:

Interest included in Accrued expenses in the Consolidated Balance Sheets at September 30, 1998 and December 31, 1997 consisted of the following:
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

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at September 30, 1998 and 1997, are summarized as follows:

Assets: .........................................           1998            1997
                                                     -----------     -----------
  Property, plant and equipment .................    $      --       $11,580,507
  Accumulated depreciation ......................                    (2,228,967)
                                                                     -----------

    Property, plant and equipment, net ..........                      9,351,540

  Other assets ..................................                        130,537

    Total assets ................................    $      --       $ 9,482,077
                                                                     ===========

Liabilities and partners' equity:
  Mortgage note payable .........................                      6,766,437
  Other liabilities .............................                        169,778
                                                                     -----------
  Total liabilities .............................                      6,936,215

  Partners' equity ..............................                      2,545,862

    Total liabilities and partners' equity$ .....           --       $ 9,482,077
                                                                     ===========


6.       Investment in Partnership, continued:

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the nine months ended September 30, 1998, and 1997 are summarized as follows:

Income: ...................................              1998              1997
                                                  -----------       -----------
  Rental income ...........................       $   640,283       $ 1,108,036
  Other income ............................            23,062             7,333
  Gain on sale of property ................          1899,836                 _
                                                  -----------       -----------

                                                    2,563,181         1,115,369
Expenses and other deductions:
  General and administrative ..............             2,144             5,441
  Operations ..............................           268,855           543,168
  Depreciation and amortization ...........            13,927           196,751
  Interest ................................           284,752           471,083
                                                  -----------       -----------
                                                      569,708         1,216,443
Net income (loss) .........................       $ 1,993,473       ($  101,074)
                                                  ===========       ===========



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

8.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 1998 and December 31, 1997 consisted of $70,247 and $13,535, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of September 30, 1998 and December 31, 1997, due from affiliates of $16,870 of expense reimbursement is due from Lincoln Residential Services, property manager of an affiliate of the general partners.

8.  Related Party Transactions continued:

As of September 30, 1998 and 1997, general and administrative expenses included $46,844 and $40,509 respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the nine months ended September 30, 1998 and 1997, property management fees of $34,244 and $72,317, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees represent 4% of rental revenue.

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

The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View. The lawsuit seeks specific performance of its right of first refusal to acquire Canyon View or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH.

The Partnership is attempting to expunge the lis pendens defending against the claims of the co-venturer. The Partnership and the General Partners have filed an answer and counterclaim in which they denied the material 9.

Assets Held for Sale continued:

allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon view, as well as monetary damages in an amount to be proven at trial. The Partnership has moved to amend its counterclaim to allege additional claims.

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

The Partnership and General Partners have filed a motion for partial summary judgement, which seeks a declaration that the co-venturer does not have the right to acquire Canyon View. The hearing date on that motion is scheduled for mid-November 1998. The determination by the court will be rendered some time thereafter. The trial is scheduled for mid January 1999.

Although the Partnership believes that the co-venturer's lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View. Canyon View will be sold together with an adjacent property, which is owned by a joint venture in which a public limited partnership of which the General Partners or their affiliates are the general partners is the managing venturer. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At September 30, 1998, the Partnership had cash and cash equivalents of $285,219 compared with $392,010 at December 31, 1997. The aggregate net decrease of $106,791 resulted primarily from cash provided from sale of properties of $8,585,334 less mortgage repayments of $8,487,134, offset by $193,404 of fixed asset additions and by cash required for operations of $12,025.

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

Canyon View

As of September 30, 1998, the property was 75% occupied, compared to 89% approximately one year ago. At September 30, 1998 and 1997, the market rents for the various unit types were as follows:

                        Unit Type                           1998           1997
                        ---------                           ----           ----
                  One bedroom one bath                      $725           $725
                  Two bedroom two bath                       765            795
                  Two bedroom two bath w/den                 825          1,010









Results of Operations

The Partnership's operating results for the three months ended September 30, 1998, consisted of interest income, administrative expenses and the income allocated from Canyon View, as follows:

                                                            Canyon    Investment  Consolidated
                                                             View     Partnership    Totals
Total revenue ..........................................   $ 262,027    $ 110,429   $ 372,456

Expenses:
  General and administrative ...........................        --         73,118      73,118
  Operations ...........................................     173,731                  173,731
  Depreciation and amortization ........................         871                      871
  Interest .............................................     104,037                  104,037
                                                            ---------    ---------   ---------
                                                             278,639       73,118     351,757
                                                           ---------    ---------   ---------
Net income .............................................   ($ 16,612)   $  37,311   $  20,699
                                                           =========    =========   =========

The Partnership's operating results for the three months ended September 30, 1997 consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and the income allocated from Canyon
View and Broadmoor Pines, as follows:

                                                           Canyon       Broadmoor        Investment     Consolidated
                                                            View            Pines       Partnership     Totals
     Total revenue                                        $312,316          $304,788         $3,526      $620,630

     Expenses:
       General and administrative                                                            42,611        42,611
       Operations                                          179,195           137,604                      316,799
       Depreciation and amortization                        63,544            54,959                      118,503
       Interest                                            117,117            88,243                      205,360
       Equity in (income) loss from partnership                                               5,658         5,658
                                                   ----------------  ----------------  -------------   -----------
                                                           359,856           280,806         48,269       688,931
                                                   ----------------  ----------------  -------------   -----------
     Net income                                          ($47,540)           $23,982      ($44,743)     ($68,301)
                                                   ================  ================  =============   ===========






For the nine months ended September 30, 1998, the Partnership's operating results were comprised of its share of the income and expenses from (i) the Canyon View Joint Venture, (ii) Broadmoor Pines, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership").
A summary of these operating results (unaudited) appears below:

                                                  Canyon          Broadmoor       Investment   Consolidated
                                                   View             Pines        Partnership     Totals
Rental                                              $874,256          $445,823      $134,175      $1,454,254
Gain from sale of property                                             140,391                       140,391


Expenses:
  General and administrative                        -                 -              200,290         200,290
  Operations                                         509,592           210,475                       720,067
  Depreciation and amortization                       11,319            13,254                        24,573
  Interest                                           331,746           160,194                       491,940
  Equity in (income) loss from                      -                 -            (118,231)       (118,231)
partnership
                                              ---------------  ---------------- -------------   -------------
                                                      852,657           383,923        82,059       1,318,639
                                              ---------------  ---------------- -------------   -------------
Net income                                           $21,599           $61,900       $52,116        $276,006
                                              ===============  ================ =============   =============


For the nine months ended September 30, 1997, the Partnership's operating results were comprised of the income and expenses from (i) the Canyon View Joint
Venture, (ii) the Broadmoor Pines Joint Ventures, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership").
A summary of these operating results (unaudited) appears below:

                                                     Canyon            Broadmoor       Investment       Consolidated
                                                       View              Pines         Partnership          Totals
   Total revenue                                         $992,103          $887,379        $12,126      $1,891,608

   Expenses:
     General and administrative                                                            123,543         123,543
     Operations                                           511,402           367,948                        879,350
     Depreciation and amortization                        189,270           151,087                        340,357
     Interest                                             347,839           260,455                        608,294
          Equity in (income) loss from                                                       8,591           8,591
   partnership
                                                  ----------------  ----------------  -------------   -------------
                                                        1,048,511           779,490        132,134       1,960,135
                                                  ----------------  ----------------  -------------   -------------
   Net income                                            ($56,408)          $107,889     ($120,008)       ($68,527)
                                                  ================  ================  =============   =============

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997:

Partnership operations for the nine months ended September 30, 1998 generated net income of $276,006 compared with a net loss of $68,527 for the corresponding period in 1997. The gain on the sale of Broadmoor was $140,391. The revenue from operations decreased by $437,354 or 23% primarily due to reflecting only a portion of the year's revenue due to the sale of Broadmoor on May 28, 1998. Likewise, the operating expenses decreased $159,283 or 18% due primarily to the sale of Broadmoor. General and administrative expenses increased by $76,747 or 62% primarily due to the legal costs associated with the lawsuit filed in connection with the sales contract on Canyon View as discussed in Note 9.

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




Date:  November 13, 1998