Form 10-K
period 1998-12-31
DEVELOPMENT PARTNERS
filed 1999-03-05
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

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

                            Massachusetts 04-2895800
--------------------------------------------------------------------------------
                         (State or other jurisdiction of
                        ( incorporation or organization)
                       (I.R.S Employer Identification No.)

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

Documents incorporated by reference:  None

The Exhibit Index is located on page F-19.

                                     PART I

ITEM 1.           BUSINESS

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) demographic changes; (v) slow growth initiatives; (vi) governmental regulation, including the interpretation of tax, labor and environmental laws; (vii); (viii) required accounting changes; and (ix) other factors over which the Partnership has little or no control.

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

The Partnership was formed to invest in, operate and ultimately dispose of a diversified portfolio of income-producing residential real properties directly or through its joint venture partner interest in joint ventures which own such properties. In May 1998, the Partnership sold two of its properties. Descriptions of such properties are included below in Item 2. as well as in Note 5 of the Notes to the Consolidated Financial Statements.

As further discussed in Item 2 below and in Note 10 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership requires the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 20, 1998. The consent of a majority in interest of the limited partners to the dissolution was obtained in April 1998. Two of the properties owned by the Partnership or in which the Partnership owned an interest were sold to purchasers unaffiliated with the General Partners. These properties were Broadmoor and Casabella, both sold in May 1998. Net proceeds from these sales were used to retire Canyon View's existing mortgage debt, which had been due to mature in July 1998. Canyon View, the sole remaining property owned by the Partnership, is under contract to be sold to a purchaser unaffiliated with the General Partners. Net proceeds from this sale will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

On-site management of the remaining property is provided by an affiliate of the General Partners. The terms of such property management services between the Partnership (or joint venture) and the property manager are embodied in a written management agreement with respect to each property. These fees do not exceed 4% of the gross revenues. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

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

The success of the Partnership depends upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among others, general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investment is located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the property.

The Partnership's investment in real estate is also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's property, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-bidding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

The Partnership's investment is subject to competition in the rental, lease and sale of similar types of properties in the localities in which the Partnership's real property investment is located, and the Partnership competes with other real property owners and developers in the rental, leasing and sale of such properties. Furthermore, the General Partners of the Partnership were affiliated with other partnerships owning similar properties in the vicinity in which the Partnership's property is located.

The Partnership considers itself to be engaged in only one industry segment, multi-family real estate investment.

ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in the Canyon View Joint Venture, an Arizona joint venture that owns and operates Canyon View, a 168-unit multifamily rental property in Tucson, Arizona. The Partnership owned and operated Broadmoor, a 108-unit multifamily rental property in Colorado Springs, Colorado, which was sold in May 1998. The Partnership also owned a minority interest in Casabella Associates ("Associates"), which owned and operated Casabella, a 154-unit multifamily rental property in Scottsdale, Arizona, which was sold in May 1998. As further discussed below under "Pending Sales" and in
Note 10 of the Notes to Consolidated Financial Statements, Canyon View is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates Canyon View. The Partnership is the managing joint venture partner and controls all decisions regarding the operation and sale of the property. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1998, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits and to fund certain capital improvements. In addition to such contributions, the Partnership incurred $745,902 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of January 15, 1999, the property was 87% occupied, compared to 87% approximately one year ago. At December 31, 1998 and 1997, the market rents for the various unit types were as follows:

      Unit Type ..............................             1998             1997
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  765           $  765
Two bedroom two bath .........................              825              825
Two bedroom two bath w/den ...................            1,010            1,010

Broadmoor

On May 28, 1998, L'Auberge Broadmoor was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998. L'Auberge Broadmoor was sold to G&I Broadmoor LLC, a Delaware limited liability company unaffiliated with the Partnership. The net selling price for Broadmoor was $8,048,532 subject to certain customary adjustments net of a credit to the purchaser of $139,000 for capital improvements. The mortgage in the approximate amount of $3,514,880 was paid at closing utilizing a portion of proceeds from the sale. The Partnership recognized a gain on sale for financial reporting purposes of $140,391.

Casabella

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium
Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702, subject to certain customary adjustments net of a credit to the purchaser of $120,000 for capital improvements. Proceeds from the sale were used to repay mortgage financing in the approximate amount of $6,750,400 at closing. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share was approximately $388,475.

Pending Sales

On February 19, 1998, the Partnership entered into Sales Agreement (the "Agreement") to sell Canyon View to Tucson Realty Holding Co. Inc., an unaffiliated third party. The selling price for Canyon View is approximately $10,101,497. Under certain conditions, the sale is contingent upon the approval of the Limited Partners. As of May 13, 1998, the Partnership had received sufficient consents from the Limited Partners, approving the sale of the property.

Although the General Partners do not believe it to be material or with merit, a lawsuit related to the pending sale of Canyon View has been filed.

The Partnership owns a joint venture interest in Canyon View Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View. Under the terms of the Canyon View Joint Venture Agreement, the Partnership's co-venturers were granted a right of first refusal to purchase Canyon View on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon View Purchase Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership proceeded to close the sale of Canyon View to TRH pursuant to the Canyon View Purchase Agreement. The co-venturer filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View. The lawsuit seeks specific performance of the right of first refusal to require the Partnership to sell the property to the co-venturer or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer filed a lis pendens on the property as a means of prohibiting its sale to TRH. The Partnership is seeking to expunge the lis pendens and defending against the claims of the co-venturer. Although the Partnership believes that the lawsuit has no merit, it has materially delayed the Partnership's sale of Canyon View. In the event of a sale to TRH, Canyon View would be sold together with an adjoining apartment phase owned by Canyon View East Joint Venture, an affiliated entity which is the Managing Venturer of Development Partners II, a public limited partnership. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties. The Closing Date is subject to the conclusion of the lawsuit.

The Purchase Agreement provided that the purchaser, TRH, has the right to conduct its "due diligence" review of the property. This review includes, but is not limited to, a physical inspection and examination of title and environmental matters. During the due diligence period, each purchaser has the customary right to withdraw its offer for any reason. Because the property sale is subject to the respective purchaser's due diligence review of the property, there can be no assurance that the proposed sale described above will actually occur. Alternatively, as is customary in similar real estate transactions, if, during the due diligence period, the purchaser identifies conditions which are unacceptable to it, the purchaser may seek a purchase price adjustment, which the General Partners would consider and negotiate as they deem appropriate. The Purchase Agreement provides that in the event that the purchaser defaults by failing to close following the end of the due diligence period, the Partnership will be entitled to retain the purchaser's deposit as liquidated damages.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is subject. Although the General Partners do not believe it to be material or with merit, for information regarding a lawsuit related to the pending sale of Canyon View, see the discussion under the subheading "Pending Sales" in Item 2 above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Unit holders as of December 31, 1998 was 1,989.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1998 and 1997 were paid as follows:


                                 Date of
 Quarter Ended                   Payment                            Amount
 -------------                   -------                            ------
December 31, 1996            February 28, 1997                     $ 63,720
March 31, 1997               May 15, 1997                          $ 63,719
June 30, 1997                August 15, 1997                       $ 63,719
September 30, 1997                                                 $      0
December 31, 1997                                                  $      0
March 31, 1998                                                     $      0
June 30, 1998                                                      $      0
September 30, 1998                                                 $      0
December 31, 1998                                                  $      0


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers, LLP, whose reports for the periods ended December 31, 1998, 1997 and 1996 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.


                                   Year Ended
                                                  ----------------------------------------------------------------------
                                                               ----------------------------------------------------------
                                                    12/31/98     12/31/97      12/31/96       12/31/95       12/31/94
Rental income                                       $1,620,776    $2,529,509    $2,427,779     $2,444,585     $2,598,360
Net income (loss)                                    $ 254,188  ($  111,575)  ($  217,956)       $ 54,619      $ 227,996

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit- Basic and diluted
    Aggregate 36,411 Units                              $ 4.55     ($  3.03)     ($  5.93)          $1.47          $6.14
   General Partners                                    $88,560      ($1,116)      ($2,180)         $1,092         $4,560

Cash distributions to Partners:
   Limited Partners - Per Unit
    Aggregate 36,411 Units                             $ -              $5.25         $7.00         $13.75         $19.25

   General Partners                                    $ -            $3,901        $5,202        $10,217        $14,304


Total assets                                       $9,815,087    $18,170,237   $18,518,721    $19,144,374    $19,675,617
Long term obligations                                  $ -         $8,487,134    $8,615,326     $8,732,151     $8,838,924



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

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,277,559 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of
$1,140,679 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through December 31, 1998, $605,677 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At December 31, 1998, the Partnership had cash and cash equivalents of $256,958 compared with $392,010 at December 31, 1997. The aggregate net decrease of $135,052 resulted primarily from cash provided from sale of properties of $8,048,532 and distributions from partnership of $400,486 less mortgage repayments of $8,487,134, offset by $57,075 of fixed asset additions and by cash required for operations of $40,300.

In the event that the remaining Partnership property is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sale could be negotiated and consummated. The General Partners of the Partnership do not believe that the outcome of the pending litigation relating to the sale of the remaining property will have a material affect on the results of operations, liquidity, or financial condition of the Partnership. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operation of its real estate investment. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investment and the collection of any mortgage receivable which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1999 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its property.

Results of Operations

For the year ended December 31, 1998, the Partnership's operating results were comprised of its share of the income and expenses from (i) the Canyon View Joint Venture, (ii) Broadmoor Pines (through the date of sale, May 28, 1998), and
(iii) the Partnership's share of the income from Casabella Associates (through the date of sale, May 22, 1998), partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:


                                                        Canyon        Broadmoor    Investment    Consolidated
                                                         View             Pines   Partnership         Totals
Total revenue .....................................   $ 1,172,563   $   586,214   $    32,224    $ 1,791,001

Expenses:
  General and administrative ......................          --            --         346,098        346,098
  Operations ......................................       685,995       210,475          --          896,470
  Depreciation and amortization ...................        11,319        13,254          --           24,573
  Interest ........................................       227,708       160,194          --          387,902
  Equity in income from partnership ...............          --            --        (118,230)      (118,230)
                                                      -----------   -----------   -----------    -----------
                                                          925,022       383,923       227,868      1,536,813
                                                      -----------   -----------   -----------    -----------

Net income (loss) .................................   $   247,541   $   202,291   ($  195,644)   $   254,188
                                                      ===========   ===========   ===========    ===========

For the year ended December 31, 1997, the Partnership's operating results were comprised of the income and expenses from (i) the Canyon View Joint Venture,
(ii) Broadmoor Pines, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                                           Canyon        Broadmoor   Investment    Consolidated
                                                            View            Pines   Partnership         Totals
Total revenue .......................................   $ 1,337,942    $ 1,197,642   $    15,927    $ 2,551,511

Expenses:
  General and administrative ........................          --             --         168,193        168,193
  Operations ........................................       690,522        507,840                    1,198,362

  Depreciation and amortization .....................       263,571        215,524                      479,095

  Interest ..........................................       461,612        345,783                      807,395

  Equity in loss from partnership ...................          --             --          10,041         10,041
                                                        -----------    -----------    -----------    -----------
                                                          1,415,705      1,069,147       178,234      2,663,086
                                                        -----------    -----------   -----------    -----------
Net income (loss) ...................................   ($   77,763)   $   128,495   ($  162,307)   ($  111,575)
                                                        ===========    ===========   ===========    ===========

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


                                                     Canyon        Broadmoor      Investment     Consolidated
                                                      View           Pines       Partnership           Totals
Total revenue                                        $1,212,061     $1,218,002       $29,545       $2,459,608

Expenses:
  General and administrative                                 10        -             245,117          245,127
  Operations                                            684,240        477,662                      1,161,902
                                                                                      -
  Depreciation and amortization                         251,459        189,993                        441,452
                                                                                      -
  Interest                                              466,778        347,028                        813,806
                                                                                      -
  Equity in loss from partnership                       -              -              15,277           15,277
                                                  --------------  -------------  ------------  ---------------

                                                      1,402,487      1,014,683       260,394        2,677,564
                                                  --------------  -------------  ------------  ---------------
Net income (loss)                                    ($190,426)       $203,319    ($230,849)       ($217,956)
                                                  ==============  =============  ============  ===============


Comparison of 1998 and 1997 Operating Results:

Partnership operations for 1998 generated net income of $254,188 compared with net loss of $111,575 for the corresponding period in 1997. Included in the net income for 1998 is the gain on the sale of Broadmoor in the amount of $140,391. The income from operations was $113,797 (excluding the gain on sale of property). The operating revenue decreased by $900,901 or 35% due to the sale of Broadmoor in May 1998, thus revenues excluding the gain on sale of property represent only 5 months of operation of Broadmoor and a full year of operations of Canyon View. Likewise, the operating expenses decreased $301,892 or 25%. General and administrative expenses increased by $177,905 or 106% primarily due to the legal fees associated with the litigation regarding the sale of Canyon View.

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

Projected 1999 Operating Results:

As further discussed in Item 2 above and in Note 10 of the Notes to the Consolidated Financial Statements, the remaining property owned by the Partnership is under contract to be sold to a purchaser unaffiliated with the General Partners. The Closing Date is subject to the conclusion of the lawsuit discussed in Item 2. If the sale does occur as anticipated, the Partnership will likely be liquidated in 1999. Although there can be no assurance the Partnership will dispose of its remaining property during 1999 pursuant to the Purchase Agreements or otherwise, the Partnership will continue to seek to dispose of the property. In the event that the Partnership were to dispose of the property during 1999, operating results of the Partnership would vary significantly from those achieved in prior periods.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The remaining real-estate asset of the Partnership is Canyon View, a 168-unit multi-family residential property. Canyon View's management information system is AMSI and is already Year 2000 compliant.

The Partnership's only mission critical system is its financial reporting software which is currently maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. Because the Partnership has entered into a Purchase Agreement to sell its remaining property, it is anticipated to be completely liquidated by the end of 1999 and the year 2000 issue will not materially affect the results of operations or financial condition of the Partnership. However, if any financial information for the Partnership needs to be maintained into the year 2000, the Partnership's management has already purchased AMSI's financial reporting system, which is Year 2000 compliant. The financial records would be transferred to the AMSI accounting software prior to the end of 1999.

The accounting systems are run on the Novell network, which needs to be upgraded for compliance with the Year 2000. The Partnership's anticipated share of the cost of this upgrade is $450. The upgrade is scheduled to take place by the end of March 1999.

Management anticipates that all essential functions relative to maintaining the Partnership, if any remain at that time, will be operational and the costs associated with Year 2000 compliance will not have a material impact on the Partnership.




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

          Name                                          Position

  -----------------------------
  Stephen B. Boyle          President, Executive Officer and Director
  -----------------------------
  Earl C. Robertson         Executive Vice President and Chief Financial Officer
  -----------------------------
  Donna Popke               Vice President and Secretary

Stephen B. Boyle, age 58, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California limited partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

Earl C. Robertson, age 51, has been Executive Vice President of L'Auberge since April 1995 and its Chief Financial Officer since May 1996. Mr. Robertson joined L'Auberge in April 1995 as Executive Vice President. Prior to joining L'Auberge, Mr. Robertson had over 20 years experience as a senior development officer, partner and consultant in several prominent real estate development companies, including Potomac Investment Associates, a developer of planned golf course communities nationwide, where he was employed from 1989 to June 1993. He also served as a consultant to Potomac Sports Properties from July 1993 to April 1995. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle.

Donna Popke, age 39, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 28, 1999, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1998, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 8 and 9 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed during 1998
  to the General Partners ..........................   $  --

Allocation of Income (Loss) to the General Partners    $88,560

Property management fees paid to an affiliate of the
 General Partners ..................................   $64,029

Reimbursements to General Partners .................   $67,956

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1,2       See Page F-2
     3         See Exhibit Index contained herein.

(b)            Reports on Form 8-K

               None

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

                               Date: March 1, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date



___/s/ Stephen B. Boyle _____     Director, President and          March 1, 1999
   --------------------            Principal Executive
  STEPHEN B. BOYLE                  Officer of L'Auberge Communities, Inc.



___/s/ Earl C. Robertson         Executive Vice President and      March 1, 1999
   ---------------------          Principal Financial Officer of
  EARL C. ROBERTSON                 L'Auberge Communities, Inc.

                                   APPENDIX A

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------










                        CONSOLIDATED FINANCIAL STATEMENTS


                       ANNUAL REPORT TO THE SECURITIES AND
                    EXCHANGE COMMISSION For each of the three
                   years in the period ended December 31, 1998

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                                  -------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants                                           F-3


Consolidated Balance Sheets at December 31, 1998 and 1997                   F-4


Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996                                          F-5


Consolidated Statements of Partners' Equity (Deficit) for the
  years ended December 31, 1998, 1997 and 1996                              F-6


Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                   F-7 -- F-8


Notes to Consolidated Financial Statements                           F-9 -- F-18


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.






























                        Report of Independent Accountants


To the Partners of
Development Partners
(a Massachusetts Limited Partnership)

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, partners' equity (deficit) and cash flows present fairly in all material respects, the financial position of Development Partners, a Massachusetts Limited Partnership (the "Partnership"), and its subsidiaries as of December 31, 1998 and 1997, and the results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the General Partners of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10, the General Partners of the Partnership have entered into a sales agreement to sell the remaining property of the Partnership. If closing of this sale were to occur, any proceeds from sale will be distributed in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated during 1999.



PricewaterhouseCoopers, LLP
Denver, Colorado
February 26, 1999

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                 ---------------

            ASSETS
                                                                                  1998            1997
                                                                              ------------    ------------

Assets held for sale (Note 10)
  Land ....................................................................   $  2,952,978    $  5,114,512
  Buildings and improvements ..............................................      8,602,064      15,561,584
  Equipment, furnishings and fixtures .....................................        993,367       1,923,541
                                                                              ------------    ------------

                                                                                12,548,409      22,599,637
  Less accumulated depreciation ...........................................     (2,991,565)     (5,191,727)
                                                                              ------------    ------------

                                                                                 9,556,844      17,407,910

Cash and cash equivalents .................................................        256,958         392,010
Real estate tax escrows ...................................................           --            28,204
Deposits and prepaid expenses .............................................            200           1,924
Tenant receivable .........................................................          1,085          15,578
Due from affiliates (Note 9) ..............................................                         16,870
Investment in partnership .................................................           --           283,168
Deferred expenses, net of accumulated
  amortization of $351,615 and $327,042 ...................................           --            24,573

                                                                              ------------    ------------

         Total assets .....................................................   $  9,815,087    $ 18,170,237
                                                                              ============    ============


                                 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable ....................................................                   $  8,487,134

Accounts payable ..........................................................         28,110         146,364
Accrued expenses ..........................................................        157,142         153,511
Due to affiliates (Note 9) ................................................         57,042          13,535
Rents received in advance .................................................          1,747            --
Tenant security deposits ..................................................         26,201          78,124
                                                                              ------------    ------------

         Total liabilities ................................................        270,242       8,878,668

General Partners' equity (deficit) ........................................             19         (88,541)
Limited Partners' equity ..................................................      9,544,826       9,380,110
                                                                              ------------    ------------


        Total liabilities and partners' equity ............................   $  9,815,087    $ 18,170,237
                                                                              ============    ============





                      CONSOLIDATED STATEMENTS OF OPERATIONS

              for the years ended December 31, 1998, 1997 and 1996
                                  -------------




                                                             1998                1997              1996
                                                             ----                ----              ----
Revenue:
  Rental income                                             $1,620,776          $2,529,509        $2,427,779
  Interest income
                                                                29,834              22,002            31,829
  Gain from sale of properties                                 140,391
                                                        ---------------     ---------------   ---------------

                                                             1,791,001           2,551,511         2,459,608
Expenses:
  Operating Expenses                                           896,470           1,198,362         1,161,902
  Interest                                                     387,902             807,395           813,806
  Depreciation and amortization                                 24,573             479,095           441,452
  General and administrative                                   346,098             168,193           245,127
  Equity in (income) loss
      from partnership                                       (118,230)              10,041            15,277
                                                        ---------------     ---------------   ---------------

                                                             1,536,813           2,663,086         2,677,564
                                                        ---------------     ---------------   ---------------

Net income (loss)                                             $254,188          ($111,575)        ($217,956)
                                                        ===============     ===============   ===============

Net income (loss) allocated to:
  General Partners                                             $88,560            ($1,116)          ($2,180)

Basic and  diluted per unit net income  (loss)  allocated  to  Investor  Limited
   Partner interest:
       36,411 units issued                                       $4.55             ($3.03)           ($5.93)






              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              for the years ended December 31, 1998, 1997 and 1996
                                  -------------

                                                                               Investor           Total
                                                           General             Limited          Partners'
                                                           Partners            Partners           Equity

Balance at December 31, 1995                                 ($76,142)         $10,152,380       $10,076,238

Cash distributions                                             (5,202)           (254,877)         (260,079)

Net loss                                                       (2,180)           (215,776)         (217,956)
                                                        ---------------     ---------------   ---------------

Balance at December 31, 1996                                  (83,524)           9,681,727         9,598,203

Cash distributions                                             (3,901)           (191,158)         (195,059)

Net loss                                                       (1,116)           (110,459)         (111,575)
                                                        ---------------     ---------------   ---------------

Balance at December 31, 1997                                  (88,541)           9,380,110         9,291,569

Minority interest absorbed                                                           (912)             (912)

Net income                                                      88,560             165,628           254,188
                                                        ---------------     ---------------   ---------------

Balance at December 31, 1998                                       $19          $9,544,826        $9,544,845
                                                        ===============     ===============   ===============










                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            for the years ended December 31, 1998, 1997 and 1996
                                               -------------


                                                             1998                1997              1996
                                                             ----                ----              ----
Cash flows from operating activities:
  Interest received                                            $29,834             $22,002           $39,411
  Cash received from rental income                           1,585,093           2,523,353         2,432,812
  General and administrative expenses                        (286,835)           (168,708)         (236,943)
  Operating expenses                                         (947,310)         (1,118,181)       (1,220,694)
  Interest paid                                              (421,082)           (807,893)         (814,260)
                                                        ---------------     ---------------------------------

Net cash (used in) provided by operating activities           (40,300)             450,573           200,326

Cash flows from investing activities:
  Capital improvements                                        (57,075)           (235,748)         (287,833)
  Proceeds from sale of property                            8,048,532                -                -
  Proceeds from maturities of short-term investments              -                   -              430,110
  Distributions from                                           400,486                -               40,017
partnership
                                                        ---------------     ---------------   ---------------

Net cash provided by (used in) investing activities          8,391,943           (235,748)           182,294

Cash flows from financing activities:
  Distributions to partners                                      -               (195,059)         (260,079)
  Cash paid for loan                                             -                (37,299)             -
refinancing
  Principal payments on mortgage note payable              (8,487,134)           (128,192)         (116,825)
  Decrease in deposits                                             439               -               -
                                                        ---------------     ---------------   ---------------

Net cash used in financing activities                      (8,486,695)           (360,550)         (376,904)
                                                        ---------------     ---------------   ---------------

Net (decrease) increase in cash and cash equivalents         (135,052)           (145,725)             5,716

Cash and cash equivalents at beginning of year                 392,010             537,735           532,019
                                                        ---------------     ---------------   ---------------

Cash and cash equivalents at end of year                      $256,958            $392,010          $537,735
                                                        ===============     ===============   ===============









                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            for the years ended December 31, 1998, 1997 and 1996


                                               -------------


Reconciliation of net income (loss) to net cash (used in) provided by operating activities:



                                                             1998                1997              1996
                                                             ----                ----              ----
Net income (loss)                                             $254,188          ($111,575)        ($217,956)
Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
activities:
Depreciation and amortization                                   24,573             479,095           441,452
Equity in (income) loss from partnership                     (118,230)              10,041            15,277
Gain from sale of property                                   (140,391)
Change in assets and liabilities net of effects of
  investing and financing activities:
    Decrease (increase) in real estate tax escrow               28,204               (228)             1,481
    Decrease (increase) in deposits and prepaid                  1,285             (1,285)             3,529
expenses
    Decrease (increase) in tenants  receivable                  14,493            (15,578)             7,575
    (Decrease) increase in accounts payable and
       accrued expenses                                      (114,623)              77,826          (37,296)
    Increase (decrease) in due to/from affiliates, net          60,377               6,616          (18,769)
    Increase (decrease) in rents received in advance             1,747             (6,158)             6,158
    (Decrease) increase in tenant security
      deposits                                                (51,923)              11,819           (1,125)
                                                        ---------------     ---------------   ---------------

Net cash (used in) provided by operating activities          ($40,300)            $450,573          $200,326
                                                        ===============     ===============   ===============

1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At December 31, 1998, the total number of Limited Partners was 1,989. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership can continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 10.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Canyon View Joint Venture (Canyon
         View) and Broadmoor Pines (Broadmoor). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Note 5 regarding the termination of the Broadmoor Pines Joint Venture, and Note 6 regarding the termination of the Casabella Joint Venture.

         The Partnership follows the accrual method of accounting.

         The Partnership considers itself to have been engaged in only one industry segment, real estate.

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

2.  Significant Accounting Policies continued:

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                            40 years
                  Equipment, furnishings and fixtures                 5-15 years

         As discussed further in Note 10, as of December 31, 1997, the Partnership recorded its property as Assets Held for Sale on the consolidated balance sheets. Accordingly, the Partnership stopped depreciating these assets effective January 1, 1998.

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

         H. Long-Lived Assets

         The Partnership utilizes the provisions of SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 10, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          I.   Reclassification

         Certain items in the financial statements for the year ended December 31, 1996 have been reclassified to conform to the 1997 and 1998 presentation.

3. Assets held for sale:

Assets held for sale consisted of the following at December 31, 1998:

                         Initial Cost                    Costs Capitalized        Gross Amount at Which Carried
                             to                            Subsequent to              at Close of Period
                      Partnership                           Acquisition
                 -----------------------------   --------------------------- ---------------------------------

                        Buildings   Equipment,        Buildings  Equipment,         Buildings  Equipment,
    Property              and     Furnishings           and     Furnishings            and     Furnishings    Accumulated
  Description  Land     Improv.    & Fixtures    Land  Improv.  & Fixtures    Land      Improv.   & Fixtures  Deprec.     Total
-------------- -------------------------------   --------------------------- -------------------------------- -------    ----------

Canyon View at Ventana,a 168-unit residential rental complex located in Tucson, AZ

             $2,932,796 $8,591,969  $719,461   $20,182  $10,095  $273,906  $2,952,978  $8,602,064  $993,367  ($2,991,565) $9,556,844

              -------------------------------  ---------------------------  --------------------------------  ----------- ----------
             $2,932,796 $8,591,969  $719,461   $20,182  $10,095  $273,906  $2,952,978  $8,602,064  $993,367  ($2,991,565) $9,556,844
             ================================  ==========================  =================================  =========== ==========



The changes in total real estate assets for the years ended              The change in accumulated depreciation for the years ended
December 31, 1998,                                                         December 31, 1998,
     1997, and 1996 are                                                      1997, and 1996 are
as follows:                                                                as follows:

                             1998         1997          1996                                             1998       1997        1996
                             ----         ----          ----                                             ----       ----        ----
Balance, beginning of     $22,599,637   $22,363,889  $22,076,056      Balance, beginning of       $5,191,727  $4,741,203  $4,322,133
year                                                                     year
Additions during the
period:
Improvements                   57,075       235,748      287,833      Depreciation for the            -          450,524     419,070
                                                                        period
Deductions during the
period:
Sale of                  (10,108,303)       -            -            Disposition of Broadmoor    (2,200,162)     -           -
Broadmoor

                         ========================================                                ===================================
Balance at end            $12,548,409   $22,599,637  $22,363,889      Balance at end of year      $2,991,565  $5,191,727  $4,741,203
of year
                         ========================================                                ===================================


4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1998 and 1997 consisted of the following:

                            1998       1997
                        --------   --------
Cash on hand ........   $204,055   $170,454
Money market accounts     52,903    221,556
                        --------   --------
                        $256,958   $392,010
                        ========   ========

5.  Joint Venture and Property Acquisitions:

The Partnership had invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of December 31, 1997.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1998, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

5.  Joint Venture and Property Acquisitions, continued:

For the years ended December 31, 1998, 1997 and 1996, the Canyon View Joint Venture had a net income of $247,541 a net loss of $77,763 and $190,426, respectively.

Broadmoor

On October 12, 1988, the Partnership acquired L'Auberge Broadmoor ("Broadmoor") (formerly Broadmoor Pines), a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to a joint venture comprised of the Partnership and the property developer (the "Broadmoor Pines Joint Venture"). The Partnership owned a majority interest in the Broadmoor Pines Joint Venture and, therefore, the accounts and operations of the Broadmoor Pines Joint Venture were consolidated into those of the Partnership.

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

Through December 31, 1998, the Partnership made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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



5.       Joint Venture and Property Acquisitions, continued:

JULY 3, 1996, THROUGH DECEMBER 31, 1998

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

On May 28, 1998, L'Auberge Broadmoor was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998. L'Auberge Broadmoor was sold to G&I Broadmoor LLC, a Delaware limited liability company unaffiliated with the Partnership. The net selling price for Broadmoor was $8,048,532 subject to certain customary adjustments net of a credit to the purchaser of $139,000 for capital improvements. The mortgage in the approximate amount of $3,514,880 was paid at closing utilizing a portion of proceeds from the sale. The Partnership realized net proceeds of approximately $4,439,400 from the sale. The partnership recognized a gain on sale for financial reporting purposes of $140,391.

6.  Investment in Partnership:

On November 5, 1990, the Partnership contributed $400,000 to purchase an approximate 8.5% interest in Casabella Associates, a general partnership among the Partnership, Development Partners II (A Massachusetts Limited Partnership) ("DPII") and Development Partners III (A Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $83,668 of acquisition costs, including $41,400 in acquisition fees paid to the General Partners. As of December 31, 1997, the difference between the partnership's carrying value of the investment in Casabella Associates and the amount of underlying equity in net assets was $65,345, representing a portion of the acquisition costs stated above that were not recorded on the books of Casabella Associates.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI was also the developer of the Casabella property.

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. The Partnership, DPII, and DPIII paid $71,009 to EWI ($5,681 of which was the Partnership's portion) and delivered certain mutual releases. EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interest of the venture in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended.
Casabella was sold to Casabella Condominium Ventures
6.  Investment in Partnership, continued:

Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702 subject to certain customary adjustments net of a credit to the purchaser of $120,000 for certain capital improvements. Casabella Associates repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share is approximately $388,475. EWI did not share in the proceeds from sale of the properties since certain performance levels were not satisfied. Casabella Associates recognized a gain on sale of $2,066,086, of which the Partnership's share was approximately $175,617 less the $65,345 difference between the Partnership's carrying value of it's investment in Casabella Associates and the amount of underlying equity in net assets.

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at December 31, 1998 and 1997, are summarized as follows:

         Assets:                                                 1998               1997
                                                                 ----               ----
           Property, plant and equipment                $       -               $11,580,507
           Accumulated depreciation                                             (2,228,967)
                                                                                -----------

             Property, plant and equipment, net                                  9,351,540

           Other assets                                                            130,537

             Total assets                               $       -                $9,482,077
                                                                                 =========

         Liabilities and partners' equity:
           Mortgage notes payable                                                6,766,437
           Other liabilities                                                       169,778
                                                                                   -------
           Total liabilities                                                     6,936,215

           Partners' equity                                                      2,545,862

             Total liabilities and partners' equity      $      -               $9,482,077
                                                                                 =========

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

         Income:                                            1998              1997             1996
                                                            ----              ----             ----
           Rental income                                  $636,657        $1,507,910       $1,361,622
           Other income                                     26,688             8,651           30,226
           Gain on sale of property                      2,066,086                               -
                                                         ---------       ------------   -------------
                                                         2,729,431         1,516,561        1,391,848
         Expenses and other deductions:
           General and administrative                        2,144             6,114            6,223
           Operations                                      268,885           747,479          665,878
           Depreciation and amortization                    13,927           255,643          266,730
           Interest                                        284,752           625,459          633,360
                                                           -------           -------          -------
                                                           569,708         1,634,695        1,572,191
                                                           -------         ---------        ---------
         Net income (loss)                              $2,159,723         ($118,134)       ($180,343)
                                                         =========         ==========        =========


7.  Mortgage Notes Payable:

All of the property owned by the Partnership was pledged as collateral for the mortgage notes payable outstanding at December 31, 1997 which consisted of the following:
                                                                       1997
      Canyon View                                                 $4,986,771
      Broadmoor                                                    3,500,363
                                                                 ------------
                                                                  $8,487,134
The loans had original maturity dates of July 15, 1997.

On July 10, 1997, the lender extended the terms of the Canyon View mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $45,610 and the original interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. On June 30, 1998, the Partnership utilized excess proceeds from the sale of Broadmoor and Casabella to pay off mortgage debt, due July 15, 1998, of $4,931,624 on behalf of Canyon View Joint Venture. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

On July 10, 1997, the lender extended the terms of the Broadmoor mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $31,980 and the original interest rate of 9.75% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. As discussed in Note 5, on May 28, 1998 the mortgage in the approximate amount of $3,514,880 was paid at closing utilizing a portion of proceeds from the sale. A prepayment penalty of $17,412 was assessed since the debt was paid more than 60 days before maturity. This charge is included in interest expense on the Consolidated Statements of Operations for the year ended December 31, 1998.

Interest included in accrued expenses in the Consolidated Balance Sheets at
 December 31, 1997 consisted of the following:
                                                                         1997
        Canyon View                                                    $18,960
        Broadmoor                                                       14,220
                                                                      ---------
                                                                       $33,180

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at December 31, 1997 approximates the fair value of such notes.

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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Broadmoor and Casabella of $4,827,876 million were allocated as follows. The Limited Partners received

8.  Partners' Equity (continued):

100% of the cash distribution from sale. The total gain on sale of Broadmoor and Casabella of $250,663 was allocated as follows. The General Partner received a gain on sale allocation of approximately $88,114 and the Limited Partners received a gain on sale allocation of approximately $162,549. These allocations were in accordance with the terms of the Partnership Agreement.

9.  Related Party Transactions:

L'Auberge Communities, Inc. is a  General Partner of L'Auberge Communities,
 which owns a 99% interest in GP L'Auberge Communities,
L.P.  (formerly Berry and Boyle Management).   Due to affiliates at December 31,
 1998 and 1997 consisted of $57,042 and $13,535,
respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 1998, there was no balance due from affiliates.

In 1997, due from affiliates of $16,870, consisted of $3,042 of expense reimbursements due from Canyon View West, an affiliate of the general partners, as well as $13,828 of expense reimbursement is due from Lincoln Residential Services, property manager of an affiliate of the general partners.

In 1998, 1997 and 1996, general and administrative expenses included $67,956, $59,654 and $65,879, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1998, 1997 and 1996, property management fees of $64,029, $97,167, and $103,969, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

10.  Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View in Tucson, Arizona. In February 1998, the Partnership entered into sales agreement (the "Sales Agreement") to sell Canyon View to Tucson Realty Holding Co.,Inc. ("TRH"), an unaffiliated third party, for approximately $10,101,497. The sale was approved by the Limited Partners in May 1998.

Although the General Partners do not believe it to be material or with merit, a lawsuit related to the pending sale of Canyon View was filed in March 1998.

The Partnership owns a joint venture interest in Canyon View Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer is entitled to receive any portion of the proceeds of the sale of Canyon View. Under the terms of the Canyon View Joint Venture Agreement, the Partnership's co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to TRH, the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in Sales Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Sales Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is attempting to close the sale of Canyon View to TRH pursuant to Sales Agreement.

10.  Assets Held for Sale, continued:

In March 1998, the co-venturer filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View. The lawsuit seeks specific performance of its right of first refusal to acquire Canyon View or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer filed a lis pendens on the property as a means of blocking the sale to TRH.

The Partnership is attempting to expunge the lis pendens and is defending against the claims of the co-venturer. The Partnership filed an answer and counterclaim in which it denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View, as well as monetary damages in an amount to be proven at trial. In September 1998, the Partnership amended its counterclaim to allege additional claims for unjustifiable lis pendens, declaratory judgment, fraudulent and negligent misrepresentation, constructive fraud and fiduciary breach and private cause of action for scheme and artifice to defraud.

TRH has intervened in the lawsuit and filed an answer and counterclaim in which it denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View, as well as monetary damages from the co-venturer in an amount to be proven at trial.

In July 1998, the co-venturer filed an amended complaint alleging claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty against the Partnership and General Partners. The co-venturer has stated its intention to seek compensatory and punitive damages for such claims. The Partnership and the General Partners believe that such claims are meritless and will defend against them.

On January 6, 1999, the court denied each side's respective motion for summary judgment. Discovery is still underway and the trial, which was scheduled for January 12, 1999, was continued to May 18, 1999. Although the Partnership believes that the co-venturer's lawsuit has no merit, it has delayed the Partnership's sale of Canyon View. The General Partners do not believe that the outcome of this case will have a material affect on the results of operations, liquidity, or financial condition of the Partnership.

As it is the intent of the General Partners to pursue the sale of Canyon View to TRH, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets as of December 31, 1998 and 1997. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from the sale of Canyon View will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

                                      F-19
                                  EXHIBIT INDEX

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

(10)(a) Development Agreement among the Partnership, Epoch Properties,Inc. and the Canyon View Joint Venture and exhibits thereto (filed asan exhibit to the Registration Statement and incorporated herein by reference).

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

(10)(l) First Amendment to Joint Venture Agreement of L'Auberge Broadmoor Joint Venture and Related Assignment of Joint Venture Interest.

(10)(m)      Agreement regarding Casabella Joint Venture (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

(10)(n) Property Management Agreement (Canyon View) dated May 15, 1996, between L'Auberge Communities Inc. and Canyon View Joint Venture (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

(10)(o) Property Management Agreement (Casabella) dated November 1, 1996, between L'Auberge Communities Inc. and Casabella Associates (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

(10)(p)       Purchase and Sale Agreement and Escrow Instructions dated
               January 26, 1998 between the Partnership and DRA Advisors, Inc. related to the sale of Broadmoor (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

(10)(q) Purchase and Sale Agreement and Escrow Instructions dated February 4, 1998 between Casabella Associates and JPR Capital, L.L.C. related to the sale of Casabella (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)


(10)(r) Purchase and Sale Agreement and Escrow Instructions dated February 19, 1998 between Canyon View Joint Venture and Tucson Realty Holding Co. Inc. related to the sale of Canyon View (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

(27)          Financial Data Schedule