Form 10-Q
period 1999-03-30
DEVELOPMENT PARTNERS
filed 1999-05-14
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1999

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

                                       CONSOLIDATED BALANCE SHEETS




                                      ASSETS                                March 31,
                                                                               1999         December 31,
                                                                           (Unaudited)          1998
Assets held for sale (Note 8)
  Land                                                                        $2,952,978       $2,952,978
  Buildings and improvements                                                   8,602,064        8,602,064
  Equipment, furnishings and fixtures                                            993,367          993,367
                                                                          ---------------  ---------------

                                                                              12,548,409       12,548,409
  Less accumulated depreciation                                              (2,991,565)      (2,991,565)
                                                                          ---------------  ---------------

                                                                               9,556,844        9,556,844

Cash and cash equivalents                                                        321,857          256,958
Deposits and prepaid expenses                                                        200              200
Tenant receivable                                                                  1,199            1,085

                                                                          ---------------  ---------------

         Total assets                                                         $9,880,100       $9,815,087
                                                                          ===============  ===============


                               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                                $103,833          $28,110
Accrued expenses                                                                  89,094          157,142
Due to affiliates (Note 7)                                                        38,633           57,042
Rents received in advance                                                              -            1,747
Tenant security deposits                                                          23,300           26,201
                                                                          ---------------  ---------------

         Total liabilities                                                       254,860          270,242

General Partners' equity                                                           1,627               19
Limited Partners' equity                                                       9,623,613        9,544,826
                                                                          ---------------  ---------------


        Total liabilities and partners' equity                                $9,880,100       $9,815,087
                                                                          ===============  ===============








                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                              -------------


                                                             Three Months Ended
                                                                  March 31,
                                                          1999                 1998
                                                          ----                 ----
Revenue:
  Rental income                                             $327,583            $607,749
  Interest income
                                                               2,067               4,586
                                                     ----------------     ---------------

                                                             329,650             612,335
Expenses:
  Operating Expenses                                         162,275             275,435
  Interest                                                     -                 198,820
  Depreciation and amortization                                -                   9,325
  General and administrative                                  86,980              62,199
  Equity in (income) loss
      from partnership                                         -                 (7,014)
                                                     ----------------     ---------------
                                                              249,255             538,765
                                                     ----------------     ---------------

Net income (loss)                                            $80,395             $73,570
                                                     ================     ===============


Net income (loss) allocated to:
  General Partners                                            $1,608              $1,471

Basic and  diluted per unit net income allocated
 to Investor Limited Partner interest:
       36,411 units issued                                     $2.16               $1.98







                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)




                                                                             Investor          Total
                                                         General             Limited         Partners'
                                                        Partners             Partners          Equity

Balance at December 31, 1997                               ($88,541)          $9,380,110       $9,291,569

Minority interest absorbed                                    -                    (912)            (912)

Net income                                                    88,560             165,628          254,188
                                                     ----------------     ---------------  ---------------


Balance at December 31, 1998                                      19           9,544,826        9,544,845

Distributions                                                 -                    -                -

Net income                                                     1,608              78,787           80,395
                                                     ----------------     ---------------  ---------------


Balance at March 31, 1999                                     $1,627          $9,623,613       $9,625,240
                                                     ================     ===============  ===============












                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              -------------

                                                               Three Months Ended
                                                                    March 31,
                                                          1999                 1998
                                                          ----                 ----
Cash flows from operating activities:
  Interest received                                           $2,067              $4,586
  Cash received from rental income                           322,821             609,121
  General and administrative expenses                      (121,001)            (50,734)
  Operating expenses                                       (138,988)           (327,989)
  Interest paid                                               -                (198,820)
                                                     ----------------     -----------------


Net cash (used in) provided by operating activities           64,899              36,164

Cash flows from investing activities:
  Capital improvements                                      -                   (35,530)
                                                     ----------------     ---------------


Net cash provided by (used in) investing activities           -                 (35,530)

Cash flows from financing activities:
  Principal payments on mortgage note payable                 -                 (33,952)
                                                     ----------------     ---------------


Net cash used in financing activities                         -                 (33,952)
                                                     ----------------     ---------------


Net (decrease) increase in cash and cash equivalents          64,899            (33,318)

Cash and cash equivalents at beginning of year               256,958             392,010
                                                     ----------------     ---------------


Cash and cash equivalents at end of year                    $321,857            $358,692
                                                     ================     ===============










                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                            AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS




                                              -------------


Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

                                                              Three Months Ended
                                                                    March 31,
                                                          1999                 1998
                                                          ----                 ----
Net income (loss)                                            $80,395             $73,570
Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
activities:
Depreciation and amortization                                  -                   9,325
Equity in (income) loss from partnership                       -                  (7,014)
Change in assets and liabilities net of effects of
  investing  and  financing activities:
    Increase in real estate tax escrow                         -                 (26,291)
    Increase in deposits and prepaid expenses                  -                     (23)
    Decrease (increase) in tenants  receivable                 (114)               9,297
    (Decrease) increase in accounts payable and
       accrued expenses                                       7,675              (40,061)
    Increase (decrease) in due to/from affiliates           (18,409)              25,286
    Decrease in rents received in advance                    (1,747)               -
    Decrease in tenant security deposits                     (2,901)             (7,925)
                                                     ----------------     ---------------

Net cash (used in) provided by operating activities          $64,899             $36,164
                                                     ================     ===============

1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At March 31, 1999, the total number of Limited Partners was 1,971. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership can continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 8.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Canyon View Joint Venture (Canyon
         View) and Broadmoor Pines (Broadmoor). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Note 4 regarding the termination of the Broadmoor Pines Joint Venture, and Note 5 regarding the termination of the Casabella Joint Venture.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1999 and December 31, 1998 consisted of the following:
                                                           1999             1998
                                                           ----             ----
                  Cash on hand                        $321,857          $256,958

4.  Joint Venture and Property Acquisitions:

The Partnership had invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owned 100% of the underlying assets as of December 31, 1997.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1999, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Broadmoor.
4.  Joint Venture and Property Acquisitions, continued:

The Partnership had been designated the managing joint venture partner of the Broadmoor Pines Joint Venture and controlled the operations of the Broadmoor Pines Joint Venture and the property.

Through March 31, 1999, the Partnership made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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

JULY 3, 1996, THROUGH MARCH 31, 1999

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

On May 28, 1998, L'Auberge Broadmoor was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998. L'Auberge Broadmoor was sold to G&I Broadmoor LLC, a Delaware limited liability company unaffiliated with the Partnership. The net selling price for Broadmoor was $8,048,532 subject to certain customary adjustments net of a credit to the purchaser of $139,000 for capital improvements. The mortgage in the approximate amount of $3,514,880 was paid at closing utilizing a portion of proceeds from the sale. The Partnership realized net proceeds of approximately $4,439,400 from the sale. In 1998, the partnership recognized a gain on sale for financial reporting purposes of $140,391.

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

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended.
Casabella was sold to Casabella Condominium Ventures
Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702 subject to certain customary adjustments net of a credit to the purchaser of $120,000 for certain capital improvements. Casabella Associates repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share was approximately $388,475. EWI did not share in the proceeds from sale of the properties since certain performance levels were not satisfied. Casabella Associates recognized a gain on sale of $2,066,086, of which the Partnership's share was approximately $175,617 less the $65,345 difference between the Partnership's carrying value of its investment in Casabella Associates and the amount of underlying equity in net assets.

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at March 31, 1999 and December 31, 1998, are summarized as follows:

         Assets:                                                 1999               1998
                                                                 ----               ----
           Property, plant and equipment           $           -               $11,580,507
           Accumulated depreciation                                             (2,228,967)
                                                                                -----------

             Property, plant and equipment, net                                  9,351,540

           Other assets                                                             87,933

             Total assets                          $           -                $9,439,473
                                                                                 =========

         Liabilities and partners' equity:
           Mortgage notes payable                                                6,734,895
           Other liabilities                                                       173,237
                                                                                   -------
           Total liabilities                                                     6,908,132

           Partners' equity                                                      2,531,341

             Total liabilities and partners' equity$            -               $9,439,473
                                                                                 =========

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the three months ended March 31, 1999 and 1998 are summarized as follows:

         Income:                                            1999              1998
                                                            ----              ----
           Rental income                          $           -             $404,617
           Other income                                                        7,679
                                                                               -----

                                                                             412,296
         Expenses and other deductions:
           General and administrative                                          1,325
           Operations                                                        167,905
           Depreciation and amortization                                       6,428
           Interest                                                          154,121
                                                                             -------
                                                                             329,779
         Net income (loss)                         $             -           $82,517
                                                                              ======


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


7.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities,
L.P.  (formerly Berry and Boyle Management).   Due to affiliates at March 31,
1999 and December 31, 1998 consisted of $38,633 and $57,042, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 1999 and 1998, general and administrative expenses included $14,361 and $19,289, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the three months ended March 31, 1999 and 1998, property management fees of $13,036 and $24,152, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

8.  Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View in Tucson, Arizona. In February 1998, the Partnership entered into sales agreement (the "Sales Agreement") to sell Canyon View to Tucson Realty Holding Co., Inc. ("TRH"), an unaffiliated third party, for approximately $10,101,497. The sale was approved by the Limited Partners in May 1998.

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



8.  Assets Held for Sale, continued:

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

The tentative trial date previously set for May 18, 1999 has been rescheduled by the court to an as yet unspecified date in the fall. Although there can be no assurance, the parties appear to be interested in reaching a settlement.

As it is the intent of the General Partners to pursue the sale of Canyon View to TRH, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from the sale of Canyon View will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At March 31, 1999, the Partnership had cash and cash equivalents of $321,857 compared with $256,958 at December 31, 1998. The aggregate net decrease of $64,899 resulted from cash used by operations.

Property Status

The Partnership owns a majority joint venture interest in the Canyon View Joint Venture, an Arizona joint venture that owns and operates Canyon View, a 168-unit multifamily rental property in Tucson, Arizona. Until its sale in May 1998, the Partnership owned and operated Broadmoor, a 108-unit multifamily rental property in Colorado Springs, Colorado. The ownership of Broadmoor was formerly structured as a joint venture of which the Partnership owned a majority interest. With regard to the termination of the Broadmoor Pines Joint Venture, see Note 4 of Notes to Consolidated Financial Statements. As further discussed in Note 8 of the Notes to Consolidated Financial Statements, Canyon View is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View

As of March 31, 1999, the property was 86% occupied, compared to 84% approximately one year ago. At March 31, 1999 and 1998, the market rents for the various unit types were as follows:

      Unit Type ..............................             1999             1998
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  765           $  765
Two bedroom two bath .........................              825              825
Two bedroom two bath w/den ...................            1,010            1,010

Results of Operations

For three months ended March 31, 1999, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                            Canyon                          Consolidated
                                             View            Partnership      Totals
Revenue                                       $327,583            $2,067        $329,650


Expenses:
  General and administrative                  -                   86,980          86,980
  Operations                                   162,275                           162,275
                                        ---------------      ------------  --------------
Net income                                    $165,308         ($84,913)         $80,395
                                        ===============      ============  ==============


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

                                                  Canyon          Broadmoor                       Consolidated
                                                   View            Pines         Partnership       Totals
Total revenue                                       $323,805         $285,074         $3,456         $612,335

Expenses:
  General and administrative                         -               -                62,199           62,199
  Operations                                         164,700          110,735                         275,435
  Depreciation and amortization                        5,224            4,101                           9,325
  Interest                                           113,585           85,235                         198,820
  Equity in (income) loss from partnership           -               -               (7,014)          (7,014)
                                               --------------  ---------------  -------------  ---------------
                                                     283,509          200,071         55,185          538,765
                                               --------------  ---------------  -------------  ---------------
Net income                                           $40,296          $85,003      ($51,729)          $73,570
                                               ==============  ===============  =============  ===============


Comparison of 1999 and 1998 Operating Results:

Partnership operations for 1999 generated net income of $80,395 compared with net income of $73,570 for the corresponding period in 1998. The operating revenue decreased by $282,685 or 46% due to the sale of Broadmoor in May 1998. Likewise, the operating expenses decreased $113,160 or 41%. General and administrative expenses increased by $24,781 or 28%, primarily due to an increase of $51,670 of legal fees associated with the Canyon View litigation, offset by $26,889 reduction of expenses including professional fees associated with the sale of the properties in 1998, as well as accounting fees and investor services.





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

The accounting systems are run on a Novell network, which needs to be upgraded for compliance with the Year 2000. The Partnership's anticipated share of the cost of this upgrade is $450. The upgrade is scheduled to take place by the end of May 1999.

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




Date:  May 14, 1999