Form 10-Q
period 1999-06-30
DEVELOPMENT PARTNERS
filed 1999-08-13
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

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

                                    CONSOLIDATED BALANCE SHEETS




                                   ASSETS                              June 30
                                                                        1999          December 31,
                                                                     (Unaudited)          1998
Assets held for sale (Note 8)
  Land                                                                  $2,952,978       $2,952,978
  Buildings and improvements                                             8,602,064        8,602,064
  Equipment, furnishings and fixtures                                    1,001,769          993,367
                                                                   ----------------  ---------------

                                                                      12,556,811       12,548,409
  Less accumulated depreciation                                       (2,991,565)      (2,991,565)

                                                                   ----------------  ---------------

                                                                         9,565,246        9,556,844

Cash and cash equivalents                                                  122,340          256,958
Deposits and prepaid expenses                                                1,690              200
Accounts receivable                                                         96,700            1,085

                                                                   ----------------  ---------------

         Total assets                                                   $9,785,976       $9,815,087
                                                                   ================  ===============

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                           $83,365          $28,110
Accrued expenses                                                            51,682          157,142
Due to affiliates (Note 7)                                                  30,816           57,042
Rents received in advance                                                       -             1,747
Tenant security deposits                                                    22,650           26,201

                                                                   ----------------  ---------------
         Total liabilities                                                 188,513          270,242

General Partners' equity                                                     1,071               19
Limited Partners' equity                                                 9,596,392        9,544,826
                                                                   ----------------  ---------------

        Total liabilities and partners'equity                           $9,785,976       $9,815,087
                                                                   ================  ===============


                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (Unaudited)
                                           _____________


                                                        Three Months Ended                 Six Months Ended
                                                           June 30                             June 30
                                                    1999                1998              1999             1998
Revenue:
  Rental income                                       $312,893            $447,693         $640,476        $1,055,442
  Interest income                                        1,709                                                 26,356
                                                                            21,770            3,776
  Gain from sale of properties                            -                140,391              -             140,391

                                               ----------------    ----------------  ---------------  ----------------
                                                       314,602             609,854          644,252         1,222,189
Expenses:
  Operating Expenses                                   149,259             270,900          311,535           546,335
  Interest                                               -                 189,083            -               387,903
  Depreciation and                                       -                  14,377            -                23,702
amortization
  General and administrative                           193,119              64,973          280,099           127,172
  Equity in (income) loss
      from partnership                                   -               (111,217)            -             (118,231)
                                               ----------------    ----------------  ---------------  ----------------

                                                       342,378             428,116          591,634           966,881
                                               ----------------    ----------------  ---------------  ----------------

Net income (loss)                                    ($27,776)            $181,738          $52,618          $255,308
                                               ================    ================  ===============  ================

Net income (loss) allocated
to:
  General Partners                                      ($278)             $87,425           $1,052           $88,161

Basic and diluted per unit net income (loss)
   allocated to Investor Limited Partner
interest:
       36,411 units issued                             ($0.76)               $2.59            $1.42             $4.59



                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)


                                                                      Investor           Total
                                                   General             Limited         Partners'
                                                  Partners            Partners           Equity

Balance at December 31, 1997                         ($88,541)          $9,380,110       $9,291,569

Minority interest absorbed                              -                    (912)            (912)

Net income                                              88,560             165,628          254,188
                                               ----------------    ----------------  ---------------

Balance at December 31, 1998                                19           9,544,826        9,544,845

Distributions                                           -                   -                 -

Net income                                               1,052              51,566           52,618
                                               ----------------    ----------------  ---------------

Balance at June 30, 1999                                $1,071          $9,596,392       $9,597,463
                                               ================    ================  ===============




                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)
                                           _____________

                                                                           Six Months Ended
                                                                                 June 30,
                                                                        1999              1998
Cash flows from operating activities:
  Interest received                                                         3,776          $26,356
  Cash received from rental income                                        539,563        1,010,767
  General and administrative expenses                                    (323,174)        (114,159)
  Operating expenses                                                     (346,381)        (640,940)
  Interest paid                                                             -             (421,083)
                                                                   ----------------  ---------------

Net cash used in operating activities                                    (126,216)        (139,059)

Cash flows from investing activities:
  Capital improvements                                                     (8,402)        (193,404)
  Proceeds from sale of                                                     -             8,585,334
property
                                                                   ----------------  ---------------

Net cash provided by (used in) investing                                   (8,402)        8,391,930
activities

Cash flows from financing activities:
  Principal payments on mortgage note payable                               -           (8,487,134)
  Decrease in deposits                                                      -                   439
                                                                   ----------------  ---------------

Net cash used in financing activities                                       -           (8,486,695)
                                                                   ----------------  ---------------

Net decrease in cash and cash equivalents                                (134,618)        (233,824)

Cash and cash equivalents at beginning of year                             256,958          392,010
                                                                   ----------------  ---------------

Cash and cash equivalents at end of year                                  $122,340         $158,186
                                                                   ================  ===============




                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)


                                           _____________


Reconciliation of net income to net cash used in operating activities:

                                                                            Six Months Ended
                                                                                 June 30
                                                                        1999              1998
Net income                                                                 $52,618         $255,308
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                                                -               23,702
Equity in (income) loss from partnership                                     -             (118,231)
Gain from sale of property                                                   -             (140,391)
    Increase in real estate tax escrow                                       -              (52,581)
    (Increase) decrease in deposits and prepaid expenses                   (1,490)              352
    (Increase) decrease in receivables                                    (95,615)            5,698
    Decrease in accounts payable and
       accrued expenses                                                   (50,205)          (81,745)
    (Decrease) increase in due to/from                                    (26,226)           19,202
affiliates, net
    Decrease in rents received in advance                                  (1,747)              -
    Decrease in tenant security deposits                                   (3,551)          (50,373)
                                                                   ----------------  ---------------

Net cash used in operating activities                                   ($126,216)        ($139,059)
                                                                   ================  ===============


                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At June 30, 1999, the total number of Limited Partners was 1,969. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1999 and December 31, 1998 consisted of the following:
                                                       1999             1998
                                                       ----             ----
                  Cash on hand                     $122,340          $256,958

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1999, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

Through June 30, 1999, the Partnership made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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

JULY 3, 1996, THROUGH MAY 28, 1998

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

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at June 30, 1999 and December 31, 1998, are summarized as follows:

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
                                                                                 =========

The elements of the consolidated net income from Casabella Associates and Casabella Joint Venture for the six months ended June 30, 1999 and 1998 are summarized as follows:

         Income:                                            1999              1998
                                                            ----              ----
           Rental income                          $           -             $640,283
           Other income                                                       23,062
           Gain on sale of property                                        1,899,836
                                                                           ---------

                                                                           2,563,181
         Expenses and other deductions:
           General and administrative                                          2,144
           Operations                                                        268,885
           Depreciation and amortization                                      13,927
           Interest                                                          284,752
                                                                             -------
                                                                             569,708
         Net income                                $             -        $1,993,473
                                                                           =========

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


7.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at June 30, 1999 and
December 31, 1998 consisted of $30,816 and $57,042, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 1999 and 1998, general and administrative expenses included $27,556 and $38,069, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the six months ended June 30, 1999 and 1998, property management fees of $25,325 and $41,645, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

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

As previously report, the sale of Canyon View to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View. On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View Apartments in exchange for a cash payment. The Partnership's contribution, after the receipt of an anticipated insurance reimbursement, will be $97,500.

Following the consummation of the settlement, TRH elected to withdraw from the sale transaction with no liability to the Partnership, because of the long delay in achieving a closing of the transaction. While there can be no assurance, certain market conditions suggest that the Canyon View Apartments may be sold at a potentially higher price than the price contemplated in the Sale Agreement. Accordingly, the General Partners intend to reoffer
Canyon View for sale in an expeditious manner.

As it is the intent of the General Partners to pursue the sale of Canyon View, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from the sale of Canyon View will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Canyon View

As  of  June  30,  1999,  the  property  was  93%  occupied,   compared  to  75%
approximately one year ago. At June 30, 1999 and 1998, the market rents for the various unit types were as follows:

                        Unit Type                           1999           1998
                        ---------                          ----           ----
                  One bedroom one bath                      $725          $725
                  Two bedroom two bath                       825           765
                  Two bedroom two bath w/den               1,010           825

Results of Operations

For three months ended June 30, 1999, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                            Canyon                          Consolidated
                                             View            Partnership      Totals
Revenue                                       $312,893            $1,709        $314,602


Expenses:
  General and administrative                  -                  193,119         193,119
  Operations                                   149,259                           149,259
                                        ---------------      ------------  --------------

Net income                                    $163,634        ($191,410)       $(27,776)
                                        ===============      ============  ==============


The Partnership's operating results for the three months ended June 30, 1998, consisted of interest income, administrative expenses and the Partnership's share of the income from Casabella Associates and the income allocated from Canyon View and Broadmoor Pines, as follows:

                                                  Canyon          Broadmoor        Investment        Consolidated
                                                   View             Pines          Partnership        Totals
Total revenue                                        $288,424         $160,749         $20,290           $469,463
Gain on sale of property                                               140,391                            140,391

Expenses:
  General and administrative                        -                 -                 64,973             64,973
  Operations                                          171,160           99,740                            270,900
  Depreciation and amortization                         5,224            9,153                             14,377
  Interest                                            114,124           74,959                            189,083
  Equity in (income) loss from partnership          (226,420)            -             115,203          (111,217)
                                             -----------------  ---------------  --------------  -----------------
                                                       64,088          183,852         180,176            428,116
                                             -----------------  ---------------  --------------  -----------------
Net income                                           $224,336         $117,288      ($159,886)           $181,738
                                             =================  ===============  ==============  =================

For six months ended June 30, 1999, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View Joint
Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results (unaudited) appears below:

                                            Canyon                          Consolidated
                                             View            Partnership      Totals
Revenue                                       $640,476            $3,776        $644,252

Expenses:
  General and administrative                  -                  280,099         280,099
  Operations                                   311,535                           311,535
                                        ---------------      ------------  --------------
Net income                                    $328,941        ($276,323)         $52,618
                                        ===============      ============  ==============

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

                                                 Canyon           Broadmoor       Investment    Consolidated
                                                  View              Pines        Partnership      Totals
Total revenue                                       $612,229          $445,823       $23,746     $1,081,798
Gain on sale of property                                               140,391                      140,391

Expenses:
  General and administrative                        -                 -              127,172        127,172
  Operations                                         335,860           210,475                      546,335
  Depreciation and amortization                       10,448            13,254                       23,702
  Interest                                           227,709           160,194                      387,903
  Equity in (income) loss from                      -                 -            (118,231)      (118,231)
partnership
                                              ----------------  ---------------- -------------   ------------
                                                     574,017           383,923         8,941        966,881
                                             ----------------  ---------------- -------------   ------------
Net income                                           $38,212          $202,291       $14,805       $255,308
                                             ================  ================ =============   ============

Comparison of 1999 and 1998 Operating Results:

Partnership operations for 1999 generated net income of $52,618 compared with net income of $255,308 for the corresponding period in 1998. The operating revenue decreased by $414,966 or 39% due to the sale of Broadmoor in May 1998. Likewise, the operating expenses decreased $234,800 or 43%. General and administrative expenses increased by $152,927 or 55%, primarily due to the settlement of $97,500 for the Canyon View litigation, as well as an increase of $89,985 of legal fees, offset by $34,558 reduction of expenses including professional fees associated with the sale of the properties in 1998, as well as accounting fees and investor services.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The remaining real-estate asset of the Partnership is Canyon View, a 168-unit multi-family residential property. Canyon View's management information system is AMSI and is already Year 2000 compliant.

The Partnership's only mission critical system is its financial reporting software which is currently maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. Because the Partnership intends to sell its remaining property, it is anticipated to be completely liquidated by the end of 1999 and the year 2000 issue will not materially affect the results of operations or financial condition of the Partnership. However, if any financial information for the Partnership needs to be maintained into the year 2000, the Partnership's management has already purchased AMSI's financial reporting system, which is Year 2000 compliant. The financial records would be transferred to the AMSI accounting software prior to the end of 1999.

The accounting systems are run on a Novell network, has been upgraded for compliance with the Year 2000. The Partnership's share of the cost of this upgrade was approximately $460.

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




Date:  August 12, 1999