Form 10-Q
period 1999-09-30
DEVELOPMENT PARTNERS
filed 1999-11-10
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

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

                                    CONSOLIDATED BALANCE SHEETS




                                   ASSETS                             September
                                                                        1999          December 31,
                                                                     (Unaudited)          1998
Assets held for sale (Note 8)
  Land                                                                  $2,952,978       $2,952,978
  Buildings and improvements                                             8,602,064        8,602,064
  Equipment, furnishings and fixtures                                    1,003,275          993,367
                                                                   ----------------  ---------------

                                                                        12,558,317       12,548,409
  Less accumulated depreciation                                         (2,991,565)      (2,991,565)
                                                                   ----------------  ---------------
                                                                         9,566,752        9,556,844

Cash and cash equivalents                                                  317,764          256,958
Deposits and prepaid expenses                                                3,180              200
Tenant receivable                                                               -             1,085

                                                                   ----------------  ---------------

         Total assets                                                   $9,887,696       $9,815,087
                                                                   ================  ===============


                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                           $47,090          $28,110
Accrued expenses                                                            81,775          157,142
Due to affiliates (Note 7)                                                  22,674           57,042
Rents received in advance                                                       -             1,747
Tenant security deposits                                                    19,300           26,201
                                                                   ----------------  ---------------

         Total liabilities                                                 170,839          270,242

General Partners' equity                                                     4,734               19
Limited Partners' equity                                                 9,712,123        9,544,826
                                                                   ----------------  ---------------


        Total liabilities and partners'equity                           $9,887,696       $9,815,087
                                                                   ================  ===============








                              DEVELOPMENT PARTNERS
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                 -------------


                                                       Three Months Ended                   Nine Months Ended
                                                           September                            September
                                                    1999                1998              1999             1998
                                                    ----                ----              ----             ----
Revenue:
  Rental income                                       $331,872            $267,027         $972,348        $1,401,375
  Interest income                                          143             105,429            3,919            52,879
  Gain from sale of properties                            -                   -                 -             140,391
                                               ----------------    ----------------  ---------------  ----------------

                                                       332,015             372,456          976,267         1,594,645
Expenses:
  Operating Expenses                                   184,739             173,731          496,275           720,067
  Interest                                               -                 104,037            -               491,940
  Depreciation and                                       -                     871            -                24,573
amortization
  General and administrative                          (35,838)              73,118          244,261           200,290
  Equity in (income) loss
      from partnership                                   -                    -               -             (118,231)
                                               ----------------    ----------------  ---------------  ----------------

                                                       148,901             351,757          740,536         1,318,639
                                               ----------------    ----------------  ---------------  ----------------

Net income                                            $183,114             $20,699         $235,731          $276,006
                                               ================    ================  ===============  ================


Net income allocated to:
  General Partners                                      $3,662                $414           $4,715           $88,368

Basic and diluted per unit net income
   allocated to Investor Limited Partner
interest:
       36,411 units issued                               $4.93               $0.56            $6.34             $5.15







                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                            (Unaudited)


                                                                      Investor           Total
                                                   General             Limited         Partners'
                                                  Partners            Partners           Equity

Balance at December 31, 1997                         ($88,541)          $9,380,110       $9,291,569

Minority interest absorbed                              -                    (912)            (912)

Net income                                              88,560             165,628          254,188
                                               ----------------    ----------------  ---------------


Balance at December 31, 1998                                19           9,544,826        9,544,845

Distributions                                           -                 (63,719)         (63,719)

Net income                                               4,715             231,016          235,731
                                               ----------------    ----------------  ---------------


Balance at September 30, 1999                           $4,734          $9,712,123       $9,716,856
                                               ================    ================  ===============












                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)
                                           -------------

                                                                          Nine Months Ended
                                                                              September
                                                                        1999              1998
                                                                        ----              ----
Cash flows from operating activities:
  Interest received                                                         3,919          $26,356
  Cash received from rental income                                        969,251        1,010,767
  General and administrative expenses                                    (292,517)        (114,159)
  Operating expenses                                                     (546,220)        (640,940)
  Interest paid                                                             -             (421,083)
                                                                   ----------------  ---------------


Net cash provided by (used in) operating                                   134,433        (139,059)
activities

Cash flows from investing activities:
  Capital improvements                                                     (9,908)        (193,404)
  Proceeds from sale of proprty                                            -             8,585,334
                                                                   ----------------  ---------------
Net cash provided by (used in) investing                                   (9,908)       8,391,930
activities

Cash flows from financing activities:
  Distributions to partners                                               (63,719)          -
  Principal payments on mortgage note payable                               -           (8,487,134)
  Decrease in deposits                                                      -                   439
                                                                   ----------------  ---------------


Net cash used in financing activities                                     (63,719)      (8,486,695)
                                                                   ----------------  ---------------


Net decrease in cash and cash equivalents                                   60,806        (233,824)

Cash and cash equivalents at beginning of year                             256,958          392,010
                                                                   ----------------  ---------------


Cash and cash equivalents at end of year                                  $317,764         $158,186
                                                                   ================  ===============










                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)


                                           -------------


Reconciliation of net income to net cash provided by (used in) operating activities:

                                                                           Nine Months Ended
                                                                              September
                                                                        1999              1998
                                                                        ----              ----
Net income                                                                $235,731         $255,308
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                                                -               23,702
Equity in (income) loss from partnership                                     -            (118,231)
Gain from sale of property                                                   -            (140,391)
    Increase in real estate tax escrow                                       -             (52,581)
    (Increase) decrease in deposits and prepaid expenses                   (2,980)             352
    (Increase) decrease in receivables                                      5,551            5,698
    Decrease in accounts payable and accrued expenses                     (60,853)         (81,745)
    (Decrease) increase in due to/from affiliates, net                    (34,368)          19,202
    Decrease in rents received in advance                                  (1,747)              -
    Decrease in tenant security deposits                                   (6,901)         (50,373)
                                                                   ----------------  ---------------

Net cash provided by (used in) operating activities                      $134,433       ($139,059)
                                                                   ================  ===============







                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At September 30, 1999, the total number of Limited Partners was 1,964. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1999 and December 31, 1998 consisted of the following:
                                                     1999             1998
                                                    ----             ----
                  Cash on hand                    $317,764          $256,958

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1999, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

Through September 30, 1999, the Partnership made cash payments in the form of capital contributions totaling $6,079,200 and has funded $684,879 of property acquisition costs which were treated as a capital contribution to the joint venture.

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

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at September 30, 1999 and December 31, 1998, are summarized as follows:

         Assets:                                         1999              1998
                                                         ----             ----
           Property, plant and equipment                 $  -            $  -
           Accumulated depreciation

             Property, plant and equipment, net

           Other assets

             Total assets                              $  -            $  -

         Liabilities and partners' equity:
           Mortgage notes payable
           Other liabilities
           Total liabilities

           Partners' equity

             Total liabilities and partners' equity    $  -            $  -

The elements of the consolidated net income from Casabella Associates and Casabella Joint Venture for the six months ended September 30, 1999 and 1998 are summarized as follows:

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


7.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 1999 and December 31, 1998 consisted of $22,674 and $57,042, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 1999 and 1998, general and administrative expenses included $40,752 and $46,844, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the nine months ended September 30, 1999 and 1998, property management fees of $38,474 and $52,026, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

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

As previously reported, the sale of Canyon View to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View. On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View Apartments in exchange for a cash payment. The Partnership's contribution, net of the receipt of an insurance reimbursement, was $97,500.

Following the consummation of the settlement, TRH elected to withdraw from the sale transaction with no liability to the Partnership, because of the long delay in achieving a closing of the transaction. While there can be no assurance, certain market conditions suggest that the Canyon View Apartments may be sold at a potentially higher price than the price contemplated in the Sale Agreement. The General Partners are currently reoffering Canyon View for sale and intend to complete the sale in as expeditious a manner as possible.

As it is the intent of the General Partners to pursue the sale of Canyon View, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from the sale of Canyon View will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At September 30, 1999, the Partnership had cash and cash equivalents of $317,764 compared with $256,958 at December 31, 1998. The aggregate net increase of $60,806 resulted from cash provided by operations of $134,433 offset by partner distributions of $63,719 and capital expenditures of $9,908.

Property Status

The Partnership owns a majority joint venture interest in the Canyon View Joint Venture, an Arizona joint venture that owns and operates Canyon View, a 168-unit multifamily rental property in Tucson, Arizona. Until its sale in May 1998, the Partnership owned and operated Broadmoor, a 108-unit multifamily rental property in Colorado Springs, Colorado. The ownership of Broadmoor was formerly structured as a joint venture of which the Partnership owned a majority interest. With regard to the termination of the Broadmoor Pines Joint Venture, see Note 4 of Notes to Consolidated Financial Statements. As further discussed in Note 8 of the Notes to Consolidated Financial Statements, Canyon View is being offer for sale.

Canyon View

As of September 30, 1999, the property was 94% occupied, compared to 75% approximately one year ago. At September 30, 1999 and 1998, the market rents for the various unit types were as follows:

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

Results of Operations

For three months ended September 30, 1999, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View
Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                            Canyon                          Consolidated
                                             View            Partnership      Totals
Revenue                                       $331,872             $ 143        $332,015


Expenses:
  General and administrative                  -                 (35,838)        (35,838)
  Operations                                   184,739                           184,739
                                        ---------------      ------------  --------------

Net income                                    $147,133           $35,981        $183,114
                                        ===============      ============  ==============


The  Partnership's  operating  results for the three months ended  September 30,
1998,   consisted   of  interest   income,   administrative   expenses  and  the
Partnership's share of the income from Canyon View, as follows:

                                                  Canyon                          Consolidated
                                                   View           Partnership       Totals
Total revenue                                       $262,027         $110,429         $372,456

Expenses:
  General and administrative                        -                  73,118           73,118
  Operations                                         173,731                           173,731
  Depreciation and amortization                          871                               871
  Interest                                           104,037                           104,037
                                              ---------------    -------------  ---------------
                                                     278,639           73,118          351,757
                                              ---------------    -------------  ---------------
Net income                                         ($16,612)          $37,311          $20,699
                                              ===============    =============  ===============

For nine months ended September 30, 1999, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View
Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                        Canyon                              Consolidated
                                         View              Partnership       Totals
Revenue                                   $972,348              $3,919          $976,267


Expenses:
  General and administrative              -                    244,261           244,261
  Operations                               496,275                               496,275
                                    ---------------     ---------------  ----------------

Net income                                $227,465          ($240,342)          $235,731
                                    ===============     ===============  ================

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
                                              ===============  ================ =============   =============

Comparison of 1999 and 1998 Operating Results:

Partnership operations for 1999 generated net income of $235,731 compared with net income of $276,006 for the corresponding period in 1998. The operating revenue decreased by $477,987 or 33% primarily due to the sale of Broadmoor in May 1998. Likewise, the operating expenses decreased $223,792 or 31%. General and administrative expenses increased by $43,971 or 18%, primarily due to the settlement of $97,500 for the Canyon View litigation, offset by $53,529 reduction of expenses including professional fees associated with the sale of the properties in 1998, as well as accounting fees and investor services.

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




Date:  November 10, 1999