Form 10-K
period 1999-12-31
DEVELOPMENT PARTNERS
filed 2000-03-14
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

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

As further discussed in Item 2 below and in Note 10 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership requires the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 20, 1998. The consent of a majority in interest of the limited partners to the dissolution was obtained in April 1998. Two of the properties owned by the Partnership or in which the Partnership owned an interest were sold to purchasers unaffiliated with the General Partners. These properties were Broadmoor and Casabella, both sold in May 1998. Net proceeds from these sales were used to retire Canyon View's existing mortgage debt, which had been due to mature in July 1998 as well as the mortgage debt of the Broadmoor and Casabella properties. Canyon View, the sole remaining property owned by the Partnership, is under contract to be sold to a purchaser unaffiliated with the general Partners. Net proceeds from this sale will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

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

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates Canyon View. The Partnership is the managing joint venture partner and controls all decisions regarding the operation and sale of the property. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1999, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits and to fund certain capital improvements. In addition to such contributions, the Partnership incurred $745,902 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

As of January 15, 2000, the property was 93% occupied, compared to 87% approximately one year ago. At December 31, 1999 and 1998, the market rents for the various unit types were as follows:

                        Unit Type                          1999           1998
                        ---------                          ----           ----
                  One bedroom one bath                     $765           $765
                  Two bedroom two bath                      825            825
                  Two bedroom two bath w/den               1,010         1,010

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

Pending Sales

On March 2, 2000, the Partnership entered into a Purchase and Sale Agreement and Escrow Instructions (the "Agreement") to sell Canyon View to Tucson Canyon View LLC ("TCV"), an unaffiliated third party. The selling price for Canyon View is approximately $11.3 million. In May 1998, the Limited Partners had approved the dissolution of the Partnership and the sale of Canyon View. At that time, the Partnership had entered into an agreement to sell Canyon View for approximately $10.1 million to Tucson Realty Holding Co., Inc. ("TRH"). The sale of Canyon View to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View. On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View Apartments in exchange of a cash payment. In July 1999, the agreement with TRH was terminated without consummation of the sale of Canyon View. See Note 10 of the Notes to the Consolidated Financial Statements.
The Partnership owns a joint venture interest in Canyon View Joint Venture which holds fee simple title to the property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View. Under the terms of the Canyon View Joint Venture Agreement, the Partnership's co-venturers were granted a right of first refusal to purchase Canyon View on the same terms and conditions as an accepted third party offer to purchase the property. That right of first refusal will apply to the proposed sale to TCV except that in connection with the settlement of the litigation involving the proposed sale to TRH, the co-venturer who had been the plaintiff relinquished any right of first refusal on Canyon View.

In the event of a sale to TCV, Canyon View would be sold together with an adjoining apartment phase owned by Canyon View East Joint Venture, an affiliated entity which is the Managing Venturer of Development Partners II, a public limited partnership. The approximately $18.7 million total purchase price for the two adjacent properties was allocated between the two joint ventures based on the gross rent potential of the two properties. The Partnership will retain two single-family homesites and anticipates that it will market and sell such homesites separately.

The Purchase Agreement provides that the sale is subject to the subdivision of the property into condominiums by the Partnership prior to the Closing and that the purchaser, TCV, has the right to conduct its "due diligence" review of the property. This review includes, but is not limited to, a physical inspection and examination of title and environmental matters. During the due diligence period, TCV has the customary right to withdraw its offer for any reason. Because the property sale is subject to the recordation of a subdivision map approved by Pima County, Arizona, and to TCV's due diligence review of the property, there can be no assurance that the proposed sale described above will actually occur. Alternatively, as is customary in similar real estate transactions, if, during the due diligence period, the purchaser identifies conditions which are unacceptable to it, the purchaser may seek a purchase price adjustment, which the General Partners would consider and negotiate as they deem appropriate. The Purchase Agreement provides that in the event that the purchaser defaults by failing to close following the end of the due diligence period, the Partnership will be entitled to retain the purchaser's deposit as liquidated damages.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Unit holders as of December 31, 1999 was 1,944.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1999 and 1999 were paid as follows:


                                Date of
 Quarter Ended                  Payment                        Amount
 -------------                  -------                       ------
March 31, 1998                                               $          0
June 30, 1998                                                $          0
September 30, 1998                                           $          0
December 31, 1998                                            $          0
March 31, 1999                                               $          0
June 30, 1999                                                $          0
September 30, 1999        September 30, 1999                 $     63,719
December 31, 1999                                            $          0


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, whose reports for the periods ended December 31, 1999, 1998 and 1997 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.


                                                                   Year Ended
                                                           ------------------------------------------------------

                                                      12/31/99      12/31/98     12/31/97       12/31/96       12/31/95
Rental income                                        $1,321,202   $1,620,776    $2,529,509     $2,427,779     $2,444,585
Net income (loss)                                     $ 340,415    $ 254,188  ($  111,575)   ($  217,956)       $ 54,619

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit- Basic and
diluted
    Aggregate 36,411 Units                               $ 9.24       $ 4.55     ($  3.03)      ($  5.93)          $1.47
   General Partners                                      $4,054      $88,560      ($1,116)       ($2,180)         $1,092

Cash distributions to Partners:
   Limited Partners - Per Unit
    Aggregate 36,411 Units                                $1.75      $ -             $5.25          $7.00         $13.75
   General Partners                                      $1,300      $ -            $3,901         $5,202        $10,217

Total assets                                        $10,047,269   $9,815,087   $18,170,237    $18,518,721    $19,144,374
Long term obligations                                 $ -           $ -         $8,487,134     $8,615,326     $8,732,151


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

Liquidity; Capital Resources

At the close of the offering on February 26, 1987, the Partnership had admitted 2,033 Limited Partners who contributed capital of $18,205,500 to the Partnership. These offering proceeds, net of organizational and offering costs of $2,730,825, provided $15,474,675 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,277,559 to (i) acquire its joint venture interests in the Canyon View Joint Venture, Broadmoor Pines Joint Venture and Casabella Associates, (ii) pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) pay certain costs associated with the refinancing of the Canyon View and Broadmoor permanent loans. The Partnership distributed $56,437 to the Limited Partners as a return of capital resulting from excess reserves. The remaining net proceeds of
$1,140,679 were used to establish initial working capital reserves. These reserves are used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through December 31, 1999, $605,677 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At December 31, 1999, the Partnership had cash and cash equivalents of $475,022 compared with $256,958 at December 31, 1998. The aggregate net increase of $218,064 resulted primarily from cash provided from operations of $292,991, offset by distribution to partners of $65,019 and $9,908 of fixed asset additions.

In the event that the remaining Partnership property is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sale could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operation of its real estate investment. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investment and the collection of any mortgage receivable which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 2000 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its property. However, it is the intent of the General Partners to sell the property during fiscal 2000.

Results of Operations

For the year ended December 31, 1999, the Partnership's operating results were comprised of its share of the income and expenses from the (i) consolidated Canyon View Joint Venture, and the (ii) partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results appears below:



                                                Canyon          Investment         Consolidated
                                                 View           Partnership        Totals
Total revenue                                   $1,321,202           $5,253          $1,326,455

Expenses:
  General and administrative                      -                 296,216             296,216
  Operations                                       689,824         -                    689,824
  Depreciation and amortization                   -                -                  -
  Interest                                        -                -                  -
  Equity in income from partnership               -                -                  -

                                            ---------------  ---------------  ------------------
                                                   689,824          296,216             986,040
                                            ---------------  ---------------  ------------------

Net income (loss)                                 $631,378       ($290,963)            $340,415
                                            ===============  ===============  ==================

For the year ended December 31, 1998, the Partnership's operating results were comprised of the income and expenses from (i) the Canyon View Joint Venture,
(ii) Broadmoor Pines, and (iii) the Partnership's share of the income from Casabella Associates, partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results appears below:


                                             Canyon         Broadmoor         Investment         Consolidated
                                              View            Pines           Partnership        Totals
Total revenue                                $1,172,563         $586,214          $32,224          $1,791,001

Expenses:
  General and administrative                    -               -                 346,098             346,098
  Operations                                    685,995          210,475         -                    896,470
  Depreciation and amortization                  11,319           13,254         -                     24,573
  Interest                                      227,708          160,194         -                    387,902
  Equity in income from partnership             -               -               (118,230)           (118,230)
                                          --------------  ---------------  ---------------  ------------------

                                                925,022          383,923          227,868           1,536,813
                                          --------------  ---------------  ---------------  ------------------

Net income (loss)                              $247,541         $202,291       ($195,644)            $254,188
                                          ==============  ===============  ===============  ==================


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

                                               Canyon       Broadmoor        Investment    Consolidated
                                                View          Pines         Partnership      Totals
Total revenue                                 $1,337,942      $1,197,642        $15,927      $2,551,511

Expenses:
  General and administrative                     -              -               168,193         168,193
  Operations                                     690,522         507,840                      1,198,362
                                                                                -
  Depreciation and amortization                  263,571         215,524                        479,095
                                                                                -
  Interest                                       461,612         345,783                        807,395
                                                                                -
  Equity in loss from partnership                  -              -              10,041          10,041
                                             -------------- --------------- ------------  --------------

                                               1,415,705       1,069,147        178,234       2,663,086
                                            ------------- ---------------  -------------  --------------
Net income (loss)                              ($77,763)        $128,495     ($162,307)      ($111,575)
                                            ============= ===============  =============  ==============


Comparison of 1999 and 1998 Operating Results:

Partnership operations for 1999 generated net income of $340,415 compared with net income of $254,188 for the corresponding period in 1998. The total operating revenue decreased by $324,155 or 18% primarily due to the sale of Broadmoor in May 1998. However, Canyon View's revenue increased by $148,639 or 13% due to higher occupancy levels. The total operating expenses decreased $206,646 or 23% primarily due to the sale of Broadmoor. The was no depreciation recorded for 1999 and 1998 as discussed in Note 10 in the Consolidated Financial Statements. Had the Partnership recorded depreciation on the assets held for sale, the depreciation expense would have been approximately $280,000 each year.
Included in the net income for 1998 is the gain on the sale of Broadmoor in the amount of $140,391. General and administrative expenses decreased by $49,882 or 14% primarily due to the reduction of expenses associated with the sale of the properties in 1998, as well as accounting fees and investor services. Also included in general and administrative expenses for 1999 is the Partnership's share of a settlement agreement net of insurance proceeds received of $97,500.

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

Projected 2000 Operating Results:

As further discussed in Item 2 above and in Note 10 of the Notes to the Consolidated Financial Statements, the remaining property owned by the Partnership is under contract to be sold to a purchaser unaffiliated with the General Partners. The Closing Date is subject to the due diligence process. If the sale does occur as anticipated, the Partnership will likely be liquidated in 2000. Although there can be no assurance the Partnership will dispose of its remaining property during 2000 pursuant to the Purchase Agreements or otherwise, the Partnership will continue to seek to dispose of the property. In the event that the Partnership were to dispose of the property during 2000, operating results of the Partnership would vary significantly from those achieved in prior periods.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The remaining real-estate asset of the Partnership is Canyon View, a 168-unit multi-family residential property. Canyon View's management information system is AMSI and is Year 2000 compliant.

The Partnership's only mission critical system was its financial reporting software which was maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. However, the
Partnership's financial records were successfully converted to the AMSI financial reporting system, which is Year 2000 compliant. In addition, the accounting systems are run on the Novell network, which was upgraded for compliance with the Year 2000. The Partnership's share of the cost of the upgrade was $450. The Partnership did not experience any negative systems impact from the turn of the millennium.

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


GP L'Auberge Communities, L.P.

GP L'Auberge Communities, L.P. was formed in 1983 for the purpose of acting as a general partner in partnerships formed to invest directly or indirectly in real property. L'Auberge is the sole general partner of GP L'Auberge Communities, L.P. The following sets forth certain biographical information with respect to the executive officers and directors of L'Auberge. There are no familial relationships between or among any officer or director and any other officer or director.

                    Name                                          Position

        -----------------------------
        Stephen B. Boyle              President, Executive Officer and Director
        -----------------------------
        Donna Popke                   Vice President and Secretary

Stephen B. Boyle, age 59, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California limited partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

Donna Popke, age 40, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 3, 2000, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1999, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 8 and 9 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

         Net Cash From Operations distributed during 1999
           to the General Partners                                    $ 1,300

         Allocation of Income to the General Partners                 $ 4,054

         Property management fees paid to an affiliate of the
          General Partners                                           $ 52,346

         Reimbursements to General Partners                          $ 54,880

                                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1,2       See Page F-2
     3         See Exhibit Index contained herein.

(b)            Reports on Form 8-K

               The Partnership has filed the Purchase and Sale Agreement and Escrow Instructions for the sale of Broadmoor on Form 8-K on June 10, 1998.

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




           DEVELOPMENT PARTNERS
          (A Massachusetts Limited Partnership)

      By: GP L'Auberge Communities, L.P., a California Limited Partnership,
                                 General Partner

              By: L'Auberge Communities, Inc., its General Partner


                By: /s/Stephen B. Boyle
                    Stephen B. Boyle, President and
                    Chief Executive Officer

                Date: March 3, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                              Date



___/s/ Stephen B. Boyle _____    Director, President and          March 3, 2000
   --------------------
  STEPHEN B. BOYLE               Principal Executive
                                 Officer of L'Auberge Communities, Inc.

                                   APPENDIX A

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------










                        CONSOLIDATED FINANCIAL STATEMENTS


                       ANNUAL REPORT TO THE SECURITIES AND
                    EXCHANGE COMMISSION For each of the three
                   years in the period ended December 31, 1999

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                                  -------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants                                           F-3


Consolidated Balance Sheets at December 31, 1999 and 1998                   F-4


Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997                                          F-5


Consolidated Statements of Partners' Equity (Deficit) for the
  years ended December 31, 1999, 1998 and 1997                              F-6


Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                   F-7 -- F-8


Notes to Consolidated Financial Statements                          F-9 -- F-18


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Development Partners
(a Massachusetts Limited Partnership)

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, partners' equity (deficit) and cash flows present fairly in all material respects, the financial position of Development Partners, a Massachusetts Limited Partnership (the "Partnership"), and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the General Partners of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10, the General Partners of the Partnership have entered into a sales agreement to sell the remaining property of the Partnership. If closing of this sale were to occur, any proceeds from sale will be distributed in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated during 2000.



PricewaterhouseCoopers LLP
February 18, 2000



                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                    December 31, 1999 and 1998


                                   ASSETS

                                                                        1999              1998
                                                                        ----              ----
Assets held for sale (Note 10)
  Land                                                                  $2,952,978       $2,952,978
  Buildings and improvements                                             8,602,064        8,602,064
  Equipment, furnishings and fixtures                                    1,003,275          993,367
                                                                   ----------------  ---------------


                                                                        12,558,317       12,548,409
  Less accumulated depreciation                                         (2,991,565)      (2,991,565)
                                                                   ----------------  ---------------


                                                                         9,566,752        9,556,844

Cash and cash equivalents                                                  475,022          256,958
Deposits and prepaid expenses                                                4,670              200
Tenant receivable                                                              825            1,085

                                                                   ----------------  ---------------

         Total assets                                                  $10,047,269       $9,815,087
                                                                   ================  ===============

                                 LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                           $69,732          $28,110
Accrued expenses                                                            98,141          157,142
Due to affiliates (Note 9)                                                  40,256           57,042
Rents received in advance                                                      974            1,747
Tenant security deposits                                                    17,925           26,201
                                                                   ----------------  ---------------

         Total liabilities                                                 227,028          270,242

General Partners' equity                                                     2,773               19
Limited Partners' equity                                                 9,817,468        9,544,826
                                                                   ----------------  ---------------


        Total liabilities and partners'equity                          $10,047,269       $9,815,087
                                                                   ================  ===============






                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the years ended December 31, 1999, 1998 and 1997



                                                                        1999              1998             1997
                                                                        ----              ----             ----
Revenue:
  Rental revenue                                                        $1,321,202       $1,620,776        $2,529,509
  Interest income                                                            5,253           29,834            22,002
  Gain from sale of properties                                                -             140,391
                                                                   ----------------  ---------------  ----------------

                                                                         1,326,455        1,791,001         2,551,511
Expenses:
  Operating expenses                                                       689,824          896,470         1,198,362
  Interest                                                                   -              387,902           807,395
  Depreciation and amortization                                              -               24,573           479,095
  General and administrative                                               296,216          346,098           168,193
  Equity in (income) loss
      from partnership                                                       -            (118,230)            10,041
                                                                   ----------------  ---------------  ----------------

                                                                           986,040        1,536,813         2,663,086
                                                                   ----------------  ---------------  ----------------


Net income  (loss)                                                        $340,415         $254,188        ($111,575)
                                                                   ================  ===============  ================


Net income (loss )allocated to:
  General Partners                                                          $4,054          $88,560          ($1,116)

Basic and diluted per unit net income (loss)
   allocated to Investor Limited Partner interest:
       36,411 units issued                                                   $9.24            $4.55           ($3.03)







                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the years ended December 31, 1999, 1998 and 1997


                                                                      Investor           Total
                                                   General             Limited         Partners'
                                                  Partners            Partners           Equity

Balance at December 31, 1996                      ($83,524)         $9,681,727        $9,598,203

Cash distributions                                  (3,901)           (191,158)        (195,059)

Net loss                                            (1,116)           (110,459)        (111,575)
                                               ----------------     ---------------  ---------------

Balance at December 31, 1997                      ($88,541)          $9,380,110       $9,291,569

Minority interest absorbed                              -                  (912)            (912)

Net income                                           88,560             165,628          254,188
                                               ----------------    ----------------  ---------------

Balance at December 31, 1998                             19           9,544,826        9,544,845

Distributions                                        (1,300)            (63,719)         (65,019)

Net income                                            4,054             336,361          340,415
                                               ----------------    ----------------  ---------------

Balance at December 31, 1999                         $2,773          $9,817,468       $9,820,241
                                               ================    ================  ===============







                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the years ended December 31, 1999, 1998 and 1997
                                           -------------



                                                                        1999              1998             1997
                                                                        ----              ----             ----
Cash flows from operating activities:

  Interest received                                                         5,253           $29,834          $22,002
  Cash received from rental income                                      1,312,413         1,585,093        2,523,353
  Insurance reimbursement for litigation                                   97,500           -                -
      settlement
  General and administrative expenses                                    (201,868)         (286,835)        (168,708)
  Operating expenses                                                     (725,307)         (947,310)      (1,118,181)
  Interest paid                                                             -              (421,082)        (807,893)
  Litigation settlement paid                                             (195,000)             -                -
                                                                   ---------------   ---------------  ---------------

Net cash provided by (used in) operating                                  292,991          (40,300)          450,573
activities

Cash flows from investing activities:
  Capital improvements                                                    (9,908)          (57,075)        (235,748)
  Proceeds from sale of property                                           -             8,048,532             -

  Distributions from partnership                                           -               400,486             -

                                                                   ---------------   ---------------  ---------------

Net cash (used in) provided by investing                                  (9,908)         8,391,943        (235,748)
activities

Cash flows from financing activities:
  Distributions to partners                                              (65,019)             -            (195,059)
  Cash paid for loan refinancing                                            -                 -             (37,299)
  Principal payments on mortgage note payable                               -           (8,487,134)        (128,192)
  Decrease in deposits                                                      -                   439            -
                                                                   ---------------   ---------------  ---------------

Net cash used in financing activities                                    (65,019)       (8,486,695)        (360,550)
                                                                   ---------------   ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                      218,064         (135,052)        (145,725)

Cash and cash equivalents at beginning of year                            256,958           392,010          537,735
                                                                   ---------------   ---------------  ---------------

Cash and cash equivalents at end of year                                 $475,022          $256,958         $392,010
                                                                   ===============   ===============  ===============


                                       DEVELOPMENT PARTNERS
                               (A Massachusetts Limited Partnership)
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the years ended December 31, 1999, 1998 and 1997


                                           -------------


Reconciliation of net income (loss) to net cash provided by (used in) operating activities:



                                                                        1999              1998             1997
                                                                        ----              ----             ----
Net income (loss)                                                       $340,415        $254,188       ($111,575)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
Depreciation and amortization                                                 -           24,573          479,095
Equity in (income) loss from partnership                                      -         (118,230)          10,041
Gain from sale of property                                                    -         (140,391)
    Decrease (increase) in real estate tax escrow                             -           28,204             (228)
    (Increase) decrease in deposits and prepaid expenses                  (4,470)          1,285           (1,285)
    Decrease (increase) in receivables                                       260          14,493          (15,578)
    Decrease (increase) in accounts payable and
       accrued expenses                                                  (17,379)        (114,623)         77,826
    (Decrease) increase in due to/from                                   (16,786)          60,377           6,616
       affiliates, net
    Decrease in rents received in advance                                   (773)           1,747          (6,158)
    (Decrease) increase in tenant security deposits                       (8,276)         (51,923)         11,819
                                                                   ---------------   ---------------  ---------------

Net cash provided by (used in) operating                                 $292,991         ($40,300)      $450,573
activities
                                                                   ===============   ===============  ===============

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At December 31, 1999, the total number of Limited Partners was 1,944. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

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

         The Partnership considers itself to have been engaged in only one industry segment, multi-family real estate investment.

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

         H. Long-Lived Assets

         The Partnership utilizes the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 10, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

3. Assets held for sale:

Assets held for sale consisted of the following at December 31, 1999:

                                 Initial Cost                                 Costs Capitalized        Gross Amount at Which Carried
                                      to                                        Subsequent to               at Close of Period
                                  Partnership                                    Acquisition
                  ------------------------------------------------------------------------------------------------------------------

                         Buildings   Equipment,         Buildings   Equipment,       Buildings   Equipment,
    Property               and      Furnishings           and     Furnishings           and    Furnishings   Accumulated
   Description   Land    Improv.    & Fixtures   Land   Improv.    & Fixtures  Land   Improv.   & Fixtures   Depreciation     Total
------------------------------------------------------------------------------------------------------------------------------------

Canyon View at Ventana,  a 168-unit
 residential rental complex
located in Tucson, AZ
             $2,932,796  $8,591,969  $719,461  $20,182  $10,095  $283,814  $2,952,978 $8,602,064  $1,003,275 ($2,991,565) $9,566,752


             -----------------------------------------------------------------------------------------------------------------------

             $2,932,796  $8,591,969  $719,461  $20,182  $10,095  $283,814  $2,952,978 $8,602,064  $1,003,275 ($2,991,565) $9,566,752
             =======================================================================================================================



The changes in total real estate assets for the years ended             The change in accumulated depreciation for the years ended
December 31, 1999, 1998 and 1997 as follows:                             December 31, 1999, 1998, and 1997 are  as follows


                       1999          1998          1997                                               1999        1998         1997
                       ----          ----          ----                                               ----        ----         ----
Balance,             $12,548,409   $22,599,637   $22,363,889         Balance, beginning of year  $2,991,565  $5,191,727   $4,741,203
beginning of year
Additions during the period:
Improvements               9,908        57,075       235,748         Depreciation for the           -            -           450,524
                                                                      period
Deductions during the period:
Sale of Broadmoor       -         (10,108,303)       -               Disposition of Broadmoor        -       (2,200,162)      -

                  ===========================================                                 ======================================
Balance at end       $12,558,317   $12,548,409   $22,599,637         Balance at end of year      $2,991,565  $2,991,565   $5,191,727
of year
                  ===========================================                                 ======================================

4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1999 and 1998 consisted of the following:
                                                         1999             1998
                                                         ----             ----
                  Cash on hand                        $475,022          $204,055
                  Money market accounts                                   52,903
                                                     ---------        ----------
                                                      $475,022          $256,958
                                                      ========          ========


5. Joint Venture, Acquisitions and Sales of Properties:

The Partnership had invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Broadmoor Joint Venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owned 100% of the underlying assets as of January 1, 1997.

Canyon View

On September 29, 1987, the Partnership acquired a majority interest in the Canyon View Joint Venture which owns and operates a 168-unit multifamily residential property located in Tucson, Arizona. The Partnership has been designated as the managing joint venture partner and will control all decisions regarding the operation and sale of the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1999, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

For the years ended December 31, 1999, 1998 and 1997, the Canyon View Joint Venture had a net income of $631,378, $247,541 and a net loss of $77,763, respectively.

5. Joint Venture, Acquisitions and Sales of Properties, continued:

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


5. Joint Venture, Acquisitions and Sales of Properties, continued:

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

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at December 31, 1999 and 1998, are summarized as follows:

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

         Liabilities and partners' equity:
           Mortgage notes payable
           Other liabilities
           Total liabilities

           Partners' equity

             Total liabilities and partners' equity$            -            $           -

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

         Income:                                            1999              1998             1997
                                                            ----              ----             ----
           Rental income                               $    -               $636,657       $1,507,910
           Other income                                                       26,688            8,651
           Gain on sale of property                                        2,066,086                             -
                                                         ---------       ------------      -----------
                                                                           2,729,431        1,516,561
         Expenses and other deductions:
           General and administrative                                          2,144            6,114
           Operations                                                        268,885          747,479
           Depreciation and amortization                                      13,927          255,643
           Interest                                                          284,752          625,459
                                                                             -------          -------
                                                                             569,708        1,634,695
         Net income (loss)                          $      -              $2,159,726        ($118,134)
                                                      ============        ==========         =========

7.  Mortgage Notes Payable:

All of the property owned by the Partnership was pledged as collateral for the mortgage notes payable which were paid off during 1998 by the Partnership.

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

The allocation of the related profits, losses, and distributions, if any, would be different than described above in the case of certain events defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership

9.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at December 31, 1999 and 1998 consisted
of $40,256 and $57,042, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 1999, 1998 and 1997, general and administrative expenses included $54,880, $67,956 and $59,654, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1999, 1998 and 1997, property management fees of $52,346, $64,029, and $97,167, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

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

The sale of Canyon View to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View. On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View Apartments in exchange for a cash payment. The Partnership's cost, net of the receipt of an insurance reimbursement, was $97,500. This expense is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 1999.

Following the consummation of the settlement, TRH elected to withdraw from the sale transaction with no liability to the Partnership, because of the long delay in achieving a closing of the transaction. On March 2, 2000, the Partnership entered into a Purchase and Sale Agreement and Escrow Instructions (the
"Agreement") to sell Canyon View to Tucson Canyon View LLC ("TCV"), an unaffiliated third party for approximately $11,300,000.

As it is the intent of the General Partners to pursue the sale of Canyon View, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. Had the Partnership recorded depreciation on the assets held for sale, the depreciation expense would have been approximately $280,000 each year. If closing of the sale were to occur, any proceeds from the sale of Canyon View will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will be liquidated.

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

(10)(a) Development Agreement among the Partnership, Epoch Properties, Inc and the Canyon View Joint Venture and exhibits thereto (filed asan exhibit to the Registration Statement and incorporated herein by reference).

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