Form 10-Q
period 2000-03-31
DEVELOPMENT PARTNERS
filed 2000-05-15
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

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

                          Item 1. FINANCIAL STATEMENTS



                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  -------------


                                      ASSETS
                                                                            March 31,       December 31,
                                                                               2000             1999
Assets held for sale (Note 6)
  Land                                                                        $2,952,978       $2,952,978
  Buildings and improvements                                                   8,611,972        8,602,064
  Equipment, furnishings and fixtures                                            993,367        1,003,275
                                                                          ---------------  ---------------

                                                                              12,558,317       12,558,317
  Less accumulated depreciation                                               (2,991,565)      (2,991,565)
                                                                          ---------------  ---------------

                                                                               9,566,752        9,566,752

Cash and cash equivalents                                                        572,956          475,022
Deposits and prepaid expenses                                                      2,617            4,670
Tenant receivable                                                                  4,146              825

                                                                          ---------------  ---------------
         Total assets                                                        $10,146,471      $10,047,269
                                                                          ===============  ===============

                                    LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                 $38,041          $69,732
Accrued expenses                                                                 117,384           98,141
Due to affiliates (Note 5)                                                         5,945           40,256
Rents received in advance                                                            955              974
Tenant security deposits                                                          17,610           17,925
                                                                          ---------------  ---------------

         Total liabilities                                                       179,935          227,028

General Partners' equity                                                           5,699            2,773
Limited Partners' equity                                                       9,960,837        9,817,468
                                                                          ---------------  ---------------

        Total liabilities and partners' equity                               $10,146,471      $10,047,269
                                                                          ===============  ===============







                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  -------------


                                                             Three Months Ended
                                                                    March 31,
                                                          2000                 1999
                                                          ----                 ----
Revenue:
  Rental income                                             $342,347            $327,583
  Interest income
                                                               4,962               2,067
                                                     ----------------     ---------------
                                                             347,309             329,650

Expenses:
  Operating expenses                                         155,903             162,275
  General and administrative                                  45,111              86,980
                                                     ----------------     ---------------
                                                             201,014             249,255
                                                     ----------------     ---------------

Net income                                                  $146,295             $80,395
                                                     ================     ===============

Net income allocated to:
  General Partners                                            $2,926              $1,608

Basic and diluted per unit net income  allocated  to  Investor  Limited  Partner interest:
       36,411 units issued                                     $3.94               $2.16







                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                              -------------


                                                                             Investor          Total
                                                         General             Limited         Partners'
                                                        Partners             Partners          Equity

Balance at December 31, 1998                                     $19          $9,544,826        9,544,845

Distributions                                                (1,300)            (63,719)         (65,019)

Net income                                                     4,054             336,361          340,415
                                                     ----------------     ---------------  ---------------

Balance at December 31, 1999                                   2,773           9,817,468        9,820,241

Distributions                                                 -                    -                -

Net income                                                     2,926             143,369          146,295
                                                     ----------------     ---------------  ---------------

Balance at March 31, 2000                                     $5,699          $9,960,837       $9,966,535
                                                     ================     ===============  ===============









                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              -------------

                                                             Three Months Ended
                                                                   March 31,
                                                          2000                 1999
                                                          ----                 ----
Cash flows from operating activities:
  Interest received                                           $4,962              $2,067
  Cash received from rental income                           338,692             322,821
  General and administrative expenses                       (92,728)           (121,001)
  Operating expenses                                       (152,991)           (138,988)
                                                     ----------------     -----------------

Net cash provided by operating activities                     97,935              64,899


Cash and cash equivalents at beginning of period             475,022             256,958
                                                     ----------------     ---------------

Cash and cash equivalents at end of period                  $572,957            $321,857
                                                     ================     ===============









                                          DEVELOPMENT PARTNERS
                                  (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              -------------


Reconciliation of net income to net cash provided by operating activities:

                                                             Three Months Ended
                                                                  March 31,
                                                          2000                 1999
                                                          ----                 ----
Net income                                                  $146,295             $80,395
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Increase in deposits and prepaid expenses                  2,054
                                                                                       -
    Increase in tenants receivable                            (3,321)               (114)
    (Decrease) increase in accounts payable and
       accrued expenses                                     (12,449)               7,675
    Decrease in due to/from affiliates, net                 (34,311)            (18,409)
    Decrease in rents received in advance                       (19)             (1,747)
    Decrease in tenant security deposits                       (315)             (2,901)
                                                     ----------------     ---------------

Net cash provided by operating activities                    $97,934             $64,899
                                                     ================     ===============

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At March 31, 2000, the total number of Limited Partners was 1,939. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership can continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 6.)


2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiary: Canyon View Joint Venture (Canyon
         View). All intercompany accounts and transactions have been eliminated in consolidation.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                            40 years
                  Equipment, furnishings and fixtures                 5-15 years

         As further discussed in Note 6, as of December 31, 1997, the Partnership recorded its property as Assets Held for Sale on the consolidated balance sheets. Accordingly, the Partnership stopped depreciating these assets effective January 1, 1998.

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

         F.  Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.

         G. Long-Lived Assets

         The Partnership utilizes the provisions of SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 6, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


3.  Joint Venture and Property Acquisition:

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

3.  Joint Venture and Property Acquisition, continued:

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 2000, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

For the three months ended March 31, 2000 and 1999, the Canyon View Joint Venture had a net income of $186,443 and $165,308, respectively.


4.  Partners' Equity:

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


5.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at March 31, 2000 and December 31, 1999
consisted of $5,945 and $40,256, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

5.  Related Party Transactions, continued:

In 2000 and 1999, general and administrative expenses included $11,264 and $14,361, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the three months ended March 31, 2000 and 1999, property management fees of $13,918 and $13,036, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.


6.  Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View in Tucson, Arizona. In February 1998, the Partnership entered into a sales agreement (the "Sales Agreement") to sell Canyon View to Tucson Realty Holding Co.,Inc. ("TRH"), an unaffiliated third party, for approximately $10,101,497. The sale was approved by the Limited Partners in May 1998.

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

As it is the intent of the General Partners to pursue the sale of Canyon View, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999. In accordance with SFAS No. 121, the Partnership stopped depreciating these assets effective January 1, 1998. Had the Partnership recorded depreciation on the assets held for sale, the depreciation expense would have been approximately $280,000 each year for the Canyon View property. If closing of the sale were to occur, any proceeds from the sale of Canyon View will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At March 31, 2000, the Partnership had cash and cash equivalents of $572,956 compared with $475,022 at December 31, 1999. The aggregate net increase of $97,934 resulted from cash provided by operations.

Property Status

The Partnership owns a majority joint venture interest in the Canyon View Joint Venture, an Arizona joint venture that owns and operates Canyon View, a 168-unit multifamily rental property in Tucson, Arizona. Until its sale in May 1998, the Partnership owned and operated Broadmoor, a 108-unit multifamily rental property in Colorado Springs, Colorado. The ownership of Broadmoor was formerly structured as a joint venture of which the Partnership owned a majority interest. As further discussed in Note 6 of the Notes to Consolidated Financial Statements, Canyon View is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View

As of March 31, 2000, the property was 88% occupied, compared to 86% approximately one year ago. At March 31, 2000 and 1999, the market rents for the various unit types were as follows:

                        Unit Type                        2000           1999
                        ---------                        ----           ----
                  One bedroom one bath                   $765           $765
                  Two bedroom two bath                     825           825
                  Two bedroom two bath w/den             1,010         1,010

Results of Operations

For three months ended March 31, 2000, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results appears below:

                                            Canyon                          Consolidated
                                             View            Partnership      Totals
Revenue                                       $342,346            $4,963        $347,309


Expenses:
  General and administrative                  -                   45,111          45,111
  Operations                                   155,903                           155,903
                                        ---------------      ------------  --------------

Net income                                    $186,443         ($40,148)        $146,295
                                        ===============      ============  ==============


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
                                        ===============      ============  ==============


Comparison of 2000 and 1999 Operating Results:

Partnership operations for 2000 generated net income of $146,295 compared with net income of $80,395 for the corresponding period in 1999. The operating revenue increased by $17,659 or 5% due to higher average occupancy levels at Canyon View. General and administrative expenses decreased by $41,869 or 48%, primarily due to a $47,308 reduction of legal fees associated with the Canyon View litigation in 1999, offset by an increase in accounting fees.

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




Date:  May 15, 2000