Form 10-Q
period 2000-06-30
DEVELOPMENT PARTNERS
filed 2000-08-08
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

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

                                        CONSOLIDATED BALANCE SHEETS

                                               -------------


                                          ASSETS
                                                                             June 30,         December 31,
                                                                               2000               1999
Assets held for sale (Note 6)
  Land                                                                         $2,952,978         $2,952,978
  Buildings and improvements                                                    8,611,972          8,602,064
  Equipment, furnishings and fixtures                                             993,367          1,003,275
                                                                          ----------------   ----------------

                                                                               12,558,317         12,558,317
  Less accumulated depreciation                                               (2,991,565)        (2,991,565)
                                                                          ----------------   ----------------

                                                                                9,566,752          9,566,752

Cash and cash equivalents                                                         606,442            475,022
Deposits and prepaid expenses                                                       1,957              4,670
Tenant receivable                                                                   7,680                825

                                                                          ----------------   ----------------
         Total assets                                                         $10,182,830        $10,047,269
                                                                          ================   ================

                                      LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                  $36,803            $69,732
Accrued expenses                                                                   75,562             98,141
Due to affiliates (Note 5)                                                          5,945             40,256
Rents received in advance                                                           9,593                974
Tenant security deposits                                                           15,885             17,925
                                                                          ----------------   ----------------
         Total liabilities                                                        143,789            227,028

General Partners' equity                                                            7,149              2,773
Limited Partners' equity                                                       10,031,891          9,817,468
                                                                          ----------------   ----------------

        Total liabilities and partners' equity                                $10,182,830        $10,047,269
                                                                          ================   ================







                                            DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                               -------------


                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                              2000             1999               2000              1999
                                                              ----             ----               ----              ----
Revenue:
  Rental income                                               $310,606           $312,893           $652,953           640,476
  Interest income                                               $6,399                                                   3,776
                                                                                    1,709             11,361
                                                          -------------   ----------------   ----------------  ----------------
                                                               317,005            314,602            664,314           644,252
Expenses:
  Operating expenses                                           189,856            149,259            345,759           311,535
  General and administrative                                    54,645            193,119             99,756           280,099
                                                          -------------   ----------------   ----------------  ----------------
                                                               244,501            342,378            445,515           591,634
                                                          -------------   ----------------   ----------------  ----------------

Net income (loss)                                              $72,504          ($27,776)           $218,799            52,618
                                                          =============   ================   ================  ================

Net income (loss) allocated to:
  General Partners                                              $1,450             ($278)             $4,376             1,052

Basic and diluted per unit net income  allocated  to  Investor  Limited  Partner interest:
       36,411 units issued                                       $1.95            ($0.76)              $5.89             $1.42







                                            DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                               -------------


                                                                             Investor             Total
                                                            General           Limited           Partners'
                                                            Partners         Partners            Equity

Balance at December 31, 1998                                       $19         $9,544,826          9,544,845

Distributions                                                  (1,300)           (63,719)           (65,019)

Net income                                                       4,054            336,361            340,415
                                                          -------------   ----------------   ----------------

Balance at December 31, 1999                                     2,773          9,817,468          9,820,241

Distributions                                                     -                -                  -

Net income                                                       4,376            214,423            218,799
                                                          -------------   ----------------   ----------------

Balance at June 30, 2000                                        $7,149        $10,031,891        $10,039,040
                                                          =============   ================   ================









                                            DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               -------------

                                                                  Six Months Ended
                                                                      June 30,
                                                              2000             1999
                                                              ----             ----
Cash flows from operating activities:
  Interest received                                            $11,361             $3,776
  Cash received from rental income                             652,677            539,563
  General and administrative expenses                        (157,946)          (323,174)
  Operating expenses                                         (374,672)          (346,381)
                                                          -------------   -------------------

Net cash provided by (used in) operating activities            131,420          (126,216)

Cash flows from investing activities:
  Capital improvements                                            -               (8,402)
                                                          -------------   ----------------

Net cash provided by (used in) investing activities               -               (8,402)


Net increase (decrease) in cash and cash equivalents           131,420          (134,618)

Cash and cash equivalents at beginning of period               475,022            256,958
                                                          -------------   ----------------

Cash and cash equivalents at end of period                    $606,442           $122,340
                                                          =============   ================









                                            DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               -------------


Reconciliation of net income to net cash provided by (used by) operating activities:

                                                                   Six Months Ended
                                                                      June 30,
                                                              2000             1999
                                                              ----             ----
Net income                                                    $218,7998            $52,618
Adjustments to reconcile net income
  to net cash provided by operating activities:
Change in assets and liabilities net of effects of
  investing and financing activities:
    Decrease (increase) in deposits and prepaid expenses         2,714            (1,490)
    Increase in tenants                                        (6,855)           (95,615)
receivable
    Decrease in accounts payable and
       accrued expenses                                       (55,506)           (50,205)
    Decrease in due to/from affiliates, net                   (34,311)           (26,226)
    Increase (decrease) in rents received in advance             8,619            (1,747)
    Decrease in tenant security deposits                       (2,040)            (3,551)
                                                          -------------   ----------------

Net cash provided by (used in) operating activities           $131,420         ($126,216)
                                                          =============   ================

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At June 30, 2000, the total number of Limited Partners was 1,939. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

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


3.  Joint Venture and Property Acquisition, continued:

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 2000, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

For the six months ended June 30, 2000 and 1999, the Canyon View Joint Venture had a net income of $307,194 and $328,941, respectively.


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

5.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at June 30, 2000 and December 31, 1999
consisted of $5,945 and $40,256, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 2000 and 1999, general and administrative expenses included $19,235 and $27,556, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the six months ended June 30, 2000 and 1999, property management fees of $26,342 and $25,325, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.


6.  Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View in Tucson, Arizona. In February 1998, the Partnership entered into a sales agreement to sell Canyon View to Tucson Realty Holding Co., Inc. ("TRH"), an unaffiliated third party, for approximately $10.1 million. The sale was approved by the Limited Partners in May 1998.

The sale of Canyon View to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View. On June 30, 1999, the dispute was resolved through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View in exchange for a cash payment.

Following the settlement, TRH elected to withdraw from the sale agreement, with no liability to the Partnership, because of the long delay. On March 2, 2000, the Partnership entered into a new purchase agreement to sell Canyon View to Tucson Canyon View LLC ("TCV"), an unaffiliated third party for approximately $11.3 million, subject to customary adjustments. Arsenault Holdings, LLC, an unaffiliated party ("Arsenault"), subsequently acquired TCV's rights under the Purchase Agreement and, on June 20, 2000, deposited $1.0 million in earnest money with the escrow agent and waived certain contingencies. Subject to approval by Pima County, Arizona of the final development plat for condominium conversion of the Canyon View property, the Partnership anticipates that the sale of Canyon View to Arsenault will close during the third quarter of 2000.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At June 30, 2000, the Partnership had cash and cash equivalents of $606,442 compared with $475,022 at December 31, 1999. The aggregate net increase of $131,420 resulted from cash provided by operations.

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

Canyon View

As of June 30, 2000, the property was 84% occupied, compared to 93% approximately one year ago. At June 30, 2000 and 1999, the market rents for the various unit types were as follows:

                        Unit Type                         2000           1999
                        ---------                         ----           ----
                  One bedroom one bath                    $765           $725
                  Two bedroom two bath                     825            825
                  Two bedroom two bath w/den             1,010          1,010

Results of Operations

For three months ended June 30, 2000, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results appears below:

                                         Canyon              Investment      Consolidated
                                          View              Partnership       Totals
Total revenue                               $310,606             $6,399           317,005

Expenses:
  General and administrative                -                    54,645            54,645
  Operations                                 189,856                              189,856

                                     ----------------   ----------------  ----------------
Net income                                  $120,750          ($48,246)           $72,504
                                     ================   ================  ================

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

                                            Canyon            Investment    Consolidated
                                             View            Partnership      Totals
Revenue                                       $312,893            $1,709        $314,602


Expenses:
  General and administrative                  -                  193,119         193,119
  Operations                                   149,259                           149,259
                                        ---------------      ------------  --------------
Net income                                    $163,634        ($191,410)       ($27,776)
                                        ===============      ============  ==============

For six months ended June 30, 2000, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View Joint
Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results appears below:

                                            Canyon            Investment    Consolidated
                                             View            Partnership      Totals
Revenue                                       $652,953           $11,361        $664,314


Expenses:
  General and administrative                  -                   99,756          99,756
  Operations                                   345,759                           345,759
                                        ---------------      ------------  --------------
Net income                                    $307,194         ($88,394)        $218,799
                                        ===============      ============  ==============


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

                                            Canyon            Investment    Consolidated
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
                                        ===============      ============  ==============

Comparison of 2000 and 1999 Operating Results:

Partnership operations for 2000 generated net income of $218,799 compared with net income of $52,618 for the corresponding period in 1999. The increase in revenue of 20,062 or 3%, was due in part to higher average occupancy levels at Canyon View resulting in rental revenue increase of $12,477, as well as an increase in interest income of $7,585. The difference in operating expenses of $34,224 or 11% was due in part to a rebate on insurance costs, as well as an adjustment for the accrual of real estate taxes in 1999. General and administrative expenses decreased by $180,343 or 64%, primarily due to a $183,485 reduction of legal fees and settlement costs associated with the Canyon View litigation in 1999.

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




Date:  August 8, 2000