Form 10-Q
period 2000-09-30
DEVELOPMENT PARTNERS
filed 2000-11-14
CIK 785540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

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

                           CONSOLIDATED BALANCE SHEETS

                                  -------------


                                          ASSETS
                                                                           September 30,      December 31,
                                                                               2000               1999
Assets held for sale (Note 6)
  Land                                                                         $2,952,978         $2,952,978
  Buildings and improvements                                                    8,611,972          8,602,064
  Equipment, furnishings and fixtures                                             993,367          1,003,275
                                                                          ----------------   ----------------

                                                                               12,558,317         12,558,317
  Less accumulated depreciation                                               (2,991,565)        (2,991,565)
                                                                          ----------------   ----------------

                                                                                9,566,752          9,566,752

Cash and cash equivalents                                                         689,148            475,022
Deposits and prepaid expenses                                                       4,298              4,670
Tenant receivable                                                                  18,732                825

                                                                          ----------------   ----------------
         Total assets                                                         $10,278,929        $10,047,269
                                                                          ================   ================

                                      LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                  $25,924            $69,732
Accrued expenses                                                                   76,340             98,141
Due to affiliates (Note 5)                                                          3,850             40,256
Rents received in advance                                                              -                 974
Tenant security deposits                                                           17,749             17,925
                                                                          ----------------   ----------------
         Total liabilities                                                        123,863            227,028

General Partners' equity                                                            9,469              2,773
Limited Partners' equity                                                       10,145,596          9,817,468
                                                                          ----------------   ----------------

        Total liabilities and partners' equity                                $10,278,929        $10,047,269
                                                                          ================   ================





                                                        .



                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  -------------


                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                      September 30,
                                                              2000             1999               2000              1999
                                                              ----             ----               ----              ----
Revenue:
  Rental income                                               $292,493           $331,872           $945,446           972,348
  Interest income                                               $8,110                143                                3,919
                                                                                                      19,472
                                                          -------------   ----------------   ----------------  ----------------
                                                               300,603            332,015            964,918           976,267
Expenses:
  Operating expenses                                           147,561            184,739            493,320           496,275
  General and administrative                                    37,018           (35,838)            136,774           244,261
                                                          -------------   ----------------   ----------------  ----------------
                                                               184,579            148,901            630,094           740,536
                                                          -------------   ----------------   ----------------  ----------------

Net income (loss)                                             $116,024           $183,114           $334,824           235,731
                                                          =============   ================   ================  ================

Net income (loss) allocated to:
  General Partners                                              $2,320             ($278)             $6,696             1,052

Basic and diluted per unit net income  allocated  to  Investor  Limited  Partner interest:
       36,411 units issued                                       $3.12            ($0.76)              $9.01             $1.42







                                            DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                               -------------


                                                                             Investor             Total
                                                            General           Limited           Partners'
                                                            Partners         Partners            Equity

Balance at December 31, 1998                                       $19         $9,544,826          9,544,845

Distributions                                                  (1,300)           (63,719)           (65,019)

Net income                                                       4,054            336,361            340,415
                                                          -------------   ----------------   ----------------

Balance at December 31, 1999                                     2,773          9,817,468          9,820,241

Distributions                                                     -                -                  -

Net income                                                       6,696            328,128            334,824
                                                          -------------   ----------------   ----------------

Balance at September 30, 2000                                   $9,469        $10,145,596        $10,155,065
                                                          =============   ================   ================









                                            DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               -------------

                                                                Nine Months Ended
                                                                  September 30,
                                                              2000             1999
                                                              ----             ----
Cash flows from operating activities:
  Interest received                                             19,472            $3,919
  Cash received from rental income                             926,390           969,251
  General and administrative expenses                        (198,059)          (292,517)
  Operating expenses                                         (533,676)          (546,220)
                                                          -------------   -------------------

Net cash provided by operating activities                      214,126            134,433

Cash flows from investing activities:
  Capital improvements                                         -                  (9,908)
                                                          -------------   ----------------

Net cash used in investing activities                             -               (9,908)


Net increase in cash and cash equivalents                      214,126             60,806

Cash and cash equivalents at beginning of period               475,022            256,958
                                                          -------------   ----------------

Cash and cash equivalents at end of period                    $689,148           $317,764
                                                          =============   ================









                                            DEVELOPMENT PARTNERS
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               -------------


Reconciliation of net income to net cash provided by operating activities:

                                                                 Nine Months Ended
                                                                   September 30,
                                                              2000             1999
                                                              ----             ----
Net income                                                    $334,824           $235,731
Adjustments to reconcile net income
  to net cash provided by operating activities:
Change in assets and liabilities net of effects of
  investing and financing activities:
    Decrease (increase) in deposits and prepaid expenses           373             (2,980)
    Increase in tenants receivable                             (17,907)             5,551
    Decrease in accounts payable and
       accrued expenses                                        (65,609)           (60,853)
    Decrease in due to/from affiliates, net                    (36,406)           (34,368)
    Decrease in rents received in advance                         (974)            (1,747)
    Decrease in tenant security deposits                          (176)            (6,901)
                                                          -------------   ----------------

Net cash provided by operating activities                      $214,126           $134,433
                                                          =============   ================

                              DEVELOPMENT PARTNERS
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization of Partnership:

Development Partners (A Massachusetts Limited Partnership), (the "Partnership"), formerly Berry and Boyle Development Partners, was formed on October 23, 1985. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and L'Auberge Realty Advisors (A Massachusetts Limited Partnership) ("Advisors"), are the General Partners. A total of 2,033 individual Limited Partners owning 36,411 Units have contributed $18,205,500 of capital to the Partnership. At September 30, 2000, the total number of Limited Partners was 1,939. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

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


3.  Joint Venture and Property Acquisition, continued:

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 2000, the Partnership has contributed total capital of $6,889,588 to the Canyon View Joint Venture, which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $745,902 of property acquisition costs which were subsequently treated as a capital contribution to the joint venture.

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

For the nine months ended September 30, 2000 and 1999, the Canyon View Joint Venture had a net income of $452,126 and $476,073, respectively.


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

5.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 2000 and December 31, 1999 consisted of $3,850 and $40,256, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 2000 and 1999, general and administrative expenses included $26,181 and $40,752, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the nine months ended September 30, 2000 and 1999, property management fees of $37,701 and $38,474, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.


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

Following the settlement, TRH elected to withdraw from the sale agreement, with no liability to the Partnership, because of the long delay. On March 2, 2000, the Partnership entered into a new purchase agreement to sell Canyon View to Tucson Canyon View LLC ("TCV"), an unaffiliated third party for approximately $11.3 million, subject to customary adjustments. Arsenault Holdings, LLC, an unaffiliated party ("Arsenault"), subsequently acquired TCV's rights under the Purchase Agreement and, on June 20, 2000, deposited $1.0 million in earnest money with the escrow agent and waived certain contingencies. On
November 13, 2000, Arsenault deposited an additional $0.5 million in earnest money. Subject to approval by Pima County, Arizona of the final development plat for condominium conversion of the Canyon View property, the Partnership anticipates that the sale of Canyon View to Arsenault will close during the fourth quarter of 2000.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. At September 30, 2000, the Partnership had cash and cash equivalents of $689,148 compared with $475,022 at December 31, 1999. The aggregate net increase of $214,126 resulted from cash provided by operations.

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

Canyon View

As of September 30, 2000, the property was 91% occupied, compared to 94% approximately one year ago. At September 30, 2000 and 1999, the market rents for the various unit types were as follows:

                        Unit Type                          2000           1999
                        ---------                          ----           ----
                  One bedroom one bath                     $765           $725
                  Two bedroom two bath                      825            825
                  Two bedroom two bath w/den              1,010          1,010

Results of Operations

For three months ended September 30, 2000, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View
Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results appears below:

                                                          Canyon             Investment      Consolidated
                                                           View             Partnership       Totals
Total revenue                                                $292,493            $8,110           300,603

Expenses:
  General and administrative                                -                    37,018            37,018
  Operations                                                  147,561                             147,561

                                                     -----------------  ----------------  ----------------
                                                              147,561            37,018           184,579
                                                     -----------------  ----------------  ----------------
Net income                                                   $144,932         ($28,907)           116,024
                                                     =================  ================  ================


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
                                        ===============      ============  ==============


For nine months ended September 30, 2000, the Partnership's operating results were comprised of its share of the income and expenses from the Canyon View
Joint Venture and partnership level interest income earned on short term investments, reduced by administrative expenses (referred to collectively in the table below under the heading "Investment Partnership"). A summary of these operating results appears below:

                                            Canyon            Investment    Consolidated
                                             View            Partnership      Totals
Revenue                                       $945,446           $19,472        $964,918

Expenses:
  General and administrative                  -                  136,774         136,774
  Operations                                   493,320                           493,320
                                        ---------------      ------------  --------------

Net income                                    $452,126        ($117,302)        $334,824
                                        ===============      ============  ==============


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

                                        Canyon                              Consolidated
                                         View              Partnership       Totals
Revenue                                   $972,348              $3,919          $976,267


Expenses:
  General and administrative              -                    244,261           244,261
  Operations                               496,275                               496,275
                                    ---------------     ---------------  ----------------

Net income                                $476,073          ($240,342)          $235,731
                                    ===============     ===============  ================


Comparison of 2000 and 1999 Operating Results:

Partnership operations for 2000 generated net income of $334,823 compared with net income of $235,731 for the corresponding period in 1999. The decrease in revenue of 11,349 or 1%, was due in part to lower average occupancy levels at Canyon View resulting in rental revenue decrease of $26,902, off set by an increase in interest income of $15,553. General and administrative expenses decreased by $107,487 or 44%, primarily due to the reduction of legal fees and settlement costs associated with the Canyon View litigation in 1999.

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




Date:  November 14, 2000